Form 10-Q
period 2020-03-31
LifeSci Acquisition Corp.
filed 2020-05-06
CIK 1796129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39244

LifeSci Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	83-3197402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 W. 55th St., #3401 New York, NY 10019
(Address of Principal Executive Offices, including zip code)

(646) 899-1200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LSAC	The Nasdaq Stock Market LLC
Warrants	LSACW	The Nasdaq Stock Market LLC
Units	LSACU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 6, 2020, there were 8,204,709 shares of common stock, par value $0.0001 per share, issued and outstanding.

LIFESCI ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019	1

	Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2020 (unaudited) and for the Three Months Ended March 31, 2019 and for the Period from December 19, 2018 (inception) Through March 31, 2019 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended March 31, 2020 (unaudited) and for the Three Months Ended March 31, 2019 and for the Period from December 19, 2018 (inception) Through March 31, 2019 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2020 (unaudited) and for the Period from December 19, 2018 (inception) Through March 31, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LIFESCI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$749,211	$25,000
Prepaid expenses	95,450	—
Total Current Assets	844,661	25,000

Investments held in Trust Account	65,665,310	—
Total Assets	$66,509,971	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$35,200	$1,450
Income taxes payable	512	—
Total Current Liabilities	35,712	1,450

Promissory note – related party	1,000,000	—
Deferred underwriting fee payable	2,297,319	—
Total Liabilities	3,333,031	1,450

Commitments

Common stock subject to possible redemption, 5,817,693 shares at $10.00 per share redemption value at March 31, 2020	58,176,930	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,387,016 and 1,437,500 issued and outstanding (excluding 5,817,693 and -0- shares subject to possible redemption) at March 31, 2020 and June 30, 2019, respectively	239	144
Additional paid-in capital	5,013,217	24,856
Accumulated deficit	(13,446)	(1,450)
Total Stockholders’ Equity	5,000,010	23,550
Total Liabilities and Stockholders’ Equity	$66,509,971	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIFESCI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,	For the Period from December 19, 2018 (inception) Through March 31,
	2020	2019	2020	2019

Operating costs	$38,589	$—	$39,124	$1,450
Loss from operations	(38,589)	—	(39,124)	(1,450)

Other income
Interest income	27,640	—	27,640	—

Loss before provision for income taxes	(10,949)	—	(11,484)	(1,450)
Provision for income taxes	(512)	—	(512)	—

Net loss	$(11,461)	$—	$(11,996)	$(1,450)

Weighted average shares outstanding of redeemable common stock, basic and diluted	6,295,307	—	6,295,307	—

Basic and diluted net income per common share, redeemable common stock	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted (1)	1,714,726	1,500,000	1,721,638	1,500,000

Basic and diluted net loss per common share, non-redeemable common stock	$(0.01)	$(0.00)	$(0.01)	$(0.00)

(1)	Share count at March 31, 2019 excluded 225,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIFESCI ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED MARCH 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 1, 2019	1,725,000	$173	$24,827	$(1,450)	$23,550

Net loss	—	—	—	(100)	(100)

Balance – September 30, 2019	1,725,000	173	24,827	(1,550)	23,450

Net loss	—	—	—	(435)	(435)

Balance – December 31, 2019	1,725,000	173	24,827	(1,985)	23,015

Sale of 6,563,767 Units, net of underwriting discounts and offering costs	6,563,767	656	61,879,730	—	61,880,386

Sale of 2,570,000 Private Warrants	—	—	1,285,000	—	1,285,000

Forfeiture of Founder Shares	(84,058)	(8)	8	—	—

Common stock subject to possible redemption	(5,817,693)	(582)	(58,176,348)	—	(58,176,930)

Net loss	—	—	—	(11,461)	(11,461)

Balance – March 31, 2020	2,387,016	$239	$5,013,217	$(13,446)	$5,000,010

THREE MONTHS ENDED MARCH 31, 2019 AND FOR THE PERIOD FROM DECEMBER 19, 2018 (INCEPTION) THROUGH MARCH 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – December 19, 2018 (inception)	—	$—	$—	$—	$—

Net loss	—	—	—	(1,450)	(1,450)

Balance – December 31, 2018	—	—	—	(1,450)	(1,450)

Issuance of common stock to Sponsor	1,725,000	173	24,827	—	25,000

Balance – March 31, 2019	1,725,000	$173	$24,827	$(1,450)	$23,550

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIFESCI ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,	For the Period from December 19, 2018 (inception) Through March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(11,996)	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(27,640)	—
Changes in operating assets and liabilities:
Prepaid expenses	(95,450)	—
Accrued expenses	33,750	1,450
Income taxes payable	512	—
Net cash used in operating activities	(100,824)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(65,637,670)	—
Net cash used in investing activities	(65,637,670)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	64,574,917	—
Proceeds from sale of Private Warrants	1,285,000	—
Proceeds from promissory note – related party	175,000	—
Repayment of promissory note – related party	(175,000)	—
Proceeds from promissory note – related party	1,000,000	—
Payment of offering costs	(397,212)	—
Net cash provided by financing activities	66,462,705	25,000

Net Change in Cash	724,211	25,000
Cash – Beginning	25,000	—
Cash – Ending	$749,211	$25,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$58,188,310	$—
Change in value of common stock subject to possible redemption	$(11,380)	$—
Deferred underwriting fee payable	$2,297,319	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LifeSci Acquisition Corp. (the “Company”) was incorporated in Delaware on December 19, 2018. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses operating in North America in the healthcare industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on March 5, 2020. On March 10, 2020, the Company consummated the Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,570,000 warrants (the “Private Warrants”) at a price of $0.50 per warrant in a private placement to LifeSci Holdings, LLC, an entity affiliated with two of the Company’s directors, and Rosedale Park, LLC, an entity affiliated with one of the Company’s directors, generating gross proceeds of $1,285,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 10, 2020, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 183 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account, as described below.

On March 20, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company consummated the sale of an additional 563,767 Units at $10.00 per Unit, generating total gross proceeds of $5,637,670. A total of $5,637,670 of net proceeds ($10.00 per Unit) were deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $65,637,670.

Offering costs amounted to $3,757,284, consisting of $1,062,753 of underwriting fees, $2,297,319 of deferred underwriting fees and $397,212 of other offering costs. In addition, as of March 31, 2020, cash of $749,211 was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and net of amounts previously released to the Company to pay its tax obligations and for working capital purposes, subject to an annual limit to be determined prior to the closing of the Initial Public Offering) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their shares included in the Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations or for working capital purposes). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commission the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, LifeSci Investments, LLC (the “Sponsor”) and other initial stockholders (collectively, the “Initial Stockholders”) have agreed to (a) vote their Founder Shares (as defined in Note 5) and any Public Shares held by them in favor of a Business Combination and (b) not to convert any shares (including Founder Shares) in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming their shares with respect to more than an aggregate of 20% of the Public Shares.

The Company will have until March 10, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. Therefore, the actual per-share redemption amount could be less than $10.00.

The Initial Stockholders have agreed to (i) waive their redemption rights with respect to Founder Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 9, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 16, 2020, and March 26, 2020. The interim results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2020 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and June 30, 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 5,817,693 shares of common stock subject to possible redemption at March 31, 2020 is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $3,757,284 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Weighted average shares at March 31, 2019 were reduced for the effect of an aggregate of 225,000 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 9,133,767 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s condensed statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $27,640, less applicable franchise and income taxes of $25,712 for the three and nine months ended March 31, 2020, by the weighted average number of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss of $(11,461) and $(11,996) for the three and nine months ended March 31, 2020, respectively, less income attributable to redeemable common stock of $(1,928) for the three and nine months ended March 31, 2020, respectively, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,563,767 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 563,767 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $65,637,760. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, two entities affiliated with certain of the Company’s directors purchased an aggregate of 2,570,000 Private Warrants, for $1,285,000 in the aggregate. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50. The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2019, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On March 5, 2020, the Company effected a stock dividend of 0.20 share for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The 1,725,000 Founder Shares included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to partially exercise their over-allotment option, 84,058 Founder Shares were forfeited and 140,942 Founder Shares are no longer subject to forfeiture, resulting in there being 1,640,942 Founder Shares outstanding.

The Initial Stockholders have agreed that, subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On November 21, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $175,000. The Promissory Note is non-interest bearing and is due on demand. The outstanding balance under the Promissory Note of $175,000 was repaid upon the consummation of the Initial Public Offering on March 10, 2020.

On March 10, 2020, the Company issued a $1,000,000 promissory note to the Sponsor (the “Sponsor Promissory Note”) in exchange for $1,000,000 in cash that was used to pay the underwriting discount at the consummation of the Initial Public Offering (see Note 6). The Sponsor Promissory Note is non-interest bearing, unsecured and due upon the consummation of a Business Combination.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on March 5, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial and administrative support. For the three and nine months ended March 31, 2020, the Company incurred $10,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans made by Chardan Capital Markets LLC, the underwriter, or any of its related persons will not be convertible into Private Warrants and Chardan Capital Markets LLC and its related persons will have no recourse with respect to their ability to convert their Working Capital Loans into Private Warrants. As of March 31, 2020, there were no amounts outstanding under the Working Capital Loans.

One of the Company’s Board members is the President of Chardan Capital Markets LLC.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on March 5, 2020, the holders of the Founder Shares and the Private Warrants are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Chardan Capital Markets LLC and its related persons may not, with respect to the Private Warrants purchased by Rosedale Park, LLC, (i) have more than one demand registration right at the Company’s expense, (ii) exercise their demand registration rights more than five (5) years from the effective date of the Initial Public Offering, and (iii) exercise their “piggy-back” registration rights more than seven (7) years from the effective date of the Initial Public Offering, as long as Chardan Capital Markets LLC or any of its related persons are beneficial owners of Private Warrants. In addition, pursuant to the registration and stockholder rights agreement, the Sponsor, upon consummation of an initial Business Combination, will be entitled to nominate three individuals for election to the Company’s board of directors.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On March 20, 2020, the underwriters elected to partially exercise their over-allotment option to purchase 563,767 Units at a purchase price of $10.00 per Unit.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $1,312,753 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $2,297,319. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Additionally, Rosedale Park, LLC provided the Company $250,000, in return for no consideration, to be used for the payment of expenses in connection with the Initial Public Offering. Such amount is not required to be repaid by the Company and has been recorded as a credit to additional paid in capital in the accompanying condensed balance sheet.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and June 30, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2020 and June 30, 2019, there were 2,387,016 and 1,437,500 shares of common stock issued and outstanding, excluding 5,817,693 and -0- shares of common stock subject to possible redemption, respectively.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Warrants —The Public Warrants will become exercisable at any time commencing on the later of (1) one year after the closing of the Initial Public Offering or (2) the consummation of a Business Combination; provided that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	at any time during the exercise period;
•	upon a minimum of 30 days’ prior written notice of redemption;
•

if, and only if, the last sale price of the Company’s common stock equals or exceeds $16.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•

if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants purchased by Rosedale Park, LLC will not be exercisable more than five years from the effective date of the Initial Public Offering, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Chardan Capital Markets LLC or any of its related persons beneficially own these Private Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2020, assets held in the Trust Account were comprised of $65,665,310 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$65,665,310

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LifeSci Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to LifeSci Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 19, 2018 for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to complete our Business Combination using cash from the proceeds from our Initial Public Offering, the exercise of over-allotment option and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial Business Combination:

●	may significantly reduce the equity interest of our stockholders;
●	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our shares of common stock;
●

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to pay our debt obligations;
●

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, and an identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended March 31, 2020, we had a net loss of $11,461, which consists of operating costs of $38,589 and a provision for income taxes of $512, offset by interest income on investments held in the Trust Account of $27,640.

For the nine months ended March 31, 2020, we had a net loss of $11,996, which consists of operating costs of $39,124 and a provision for income taxes of $512, offset by interest income on investments held in the Trust Account of $27,640.

For the three months ended March 31, 2019 and for the period from December 19, 2018 (inception) through March 31, 2019, we had a net loss of $-0- and $1,450, respectively, which consists of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only sources of liquidity were an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On March 10, 2020, we consummated the Initial Public Offering of 6,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,570,000 Private Warrants to LifeSci Holdings, LLC at a price of $0.50 per Private Warrant, generating gross proceeds of $1,285,000.

On March 20, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 563,767 Units, generating total gross proceeds of $5,637,670.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Warrants, a total of $65,637,670 was placed in the Trust Account. We incurred $3,757,284 in transaction costs, including $1,062,753 of underwriting fees, $2,297,319 of deferred underwriting fees and $397,212 of other costs.

For the nine months ended March 31, 2020, cash used in operating activities was $100,824. Net loss of $11,996 was affected by interest earned on investments held in the Trust Account of $27,640 and changes in operating assets and liabilities, which used $61,188 of cash.

As of March 31, 2020, we had investments of $65,665,310 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2020, we had cash of $749,211 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds from time to time or at any time, as may be required. Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans made by Chardan Capital Markets LLC, the underwriter, or any of its related persons will not be convertible into Private Warrants and Chardan Capital Markets LLC and its related persons will have no recourse with respect to their ability to convert their Working Capital Loans into Private Warrants.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative support to the Company. We began incurring these fees on March 5, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $2,297,319. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 9, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as disclosed below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 9, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 10, 2020, we consummated our Initial Public Offering of 6,000,000 Units. On March 20, 2020, in connection with underwriters’ election to partially exercise their over-allotment option, we sold an additional 563,767 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $65,637,670. Chardan Capital Markets, LLC acted as the sole book running manager of the offering. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-236466 and 333-236929). The SEC declared the registration statements effective on March 5, 2020.

Simultaneously with the consummation of the Initial Public Offering and the partial exercise of the over-allotment option, we consummated a private placement of 2,570,000 Private Warrants to LifeSci Holding, LLC at a price of $0.50 per Private Warrant, generating total proceeds of $1,285,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are the same as the Public Warrants underlying the Units sold in the Initial Public Offering, except that Private Warrants are not transferable, assignable or salable after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Warrants, $65,637,670 was placed in the Trust Account.

We paid a total of $1,062,753 underwriting discounts and commissions and $397,212 for other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $2,297,319 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 5, 2020, by and between the Registrant and Chardan Capital Markets, LLC. (1)
3.1	Amended and Restated Certificate of Incorporation (1)
4.1	Warrant Agreement, dated March 5, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreements, dated March 5, 2020, among the Registrant and the Registrant’s officers, directors and Initial Stockholders. (1)
10.2	Investment Management Trust Agreement, dated March 5, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.3	Stock Escrow Agreement, dated March 5, 2020, among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)
10.4	Registration and Stockholder Rights Agreement, dated March 5, 2020, by and between the Registrant and Initial Stockholders. (1)
10.5	Administrative Services Agreement, dated March 5, 2020, by and between the Registrant and LifeSci Capital LLC. (1)
10.6	Subscription Agreement, dated March 5, 2020, by and between the Registrant and LifeSci Holdings LLC. (1)
10.7	Subscription Agreement, dated March 5, 2020, by and between the Registrant and Rosedale Park, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 11, 2020.
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFESCI ACQUISITION CORP.

Date: May 6, 2020		/s/ Andrew McDonald
	Name:	Andrew McDonald
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2020		/s/ David Dobkin
	Name:	David Dobkin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)