Form 10-K
period 2020-06-30
LifeSci Acquisition Corp.
filed 2020-09-23
CIK 1796129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39244

LIFESCI ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-3197402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 W. 55th St., #3401 New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (646) 889-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant to acquire one-half of one share of Common Stock	LSACU	The Nasdaq Capital Market LLC
Common Stock	LSAC	The Nasdaq Capital Market LLC
Warrants	LSACW	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No  ☐

At September 23, 2020, there was no public market for the Registrant’s shares of common stock.

The number of shares outstanding of the Registrant’s common stock as of September 23, 2020 was 8,204,709.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIFESCI ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended June 30, 2020

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;
•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;
•	pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	potential change in control if we acquire one or more target businesses for stock;
•	the potential liquidity and trading of our securities;
•	the lack of a market for our securities;
•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1. BUSINESS

Introduction

LifeSci Acquisition Corp. is a Delaware corporation incorporated on December 19, 2018, as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We anticipate targeting companies domiciled in North America or Europe that are developing assets in the biopharma, medical technology, digital health, and healthcare services sectors, which aligns with our management team’s experience in healthcare investing and drug development.

On March 10, 2020, the Company consummated its initial public offering (“IPO”) of 6,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”) and one warrant (“Warrant”) entitling its holder to purchase one-half of one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any.

On March 10, 2020, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with (i) LifeSci Holdings LLC (the “Sponsor”) of 1,570,000 warrants (the “Private Warrants”) and (ii) Rosedale Park, LLC of 1,000,000 Private Warrants, each at a price of $0.50 per Private Warrant, generating total proceeds of $1,285,000. The Private Warrants are identical to the warrants sold as part of the Units sold in the IPO, except that (i) each Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The Private Warrants purchased by Rosedale Park, LLC will not be exercisable more than five years from the effective date of the registration statement, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants. The Sponsor and Rosedale Park, LLC were granted certain demand and piggyback registration rights in connection with the Private Warrants.

Subsequently, on March 18, 2020, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on March 20, 2020. The total aggregate issuance by the Company of 563,767 units at a price of $10.00 per unit resulted in total gross proceeds of $5,637,670. On March 20, 2020, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company has canceled an aggregate of 84,058 shares of Common Stock issued to LifeSci Investments, LLC, the Company’s sponsor, prior to the IPO and Private Placement.

A total of $65,637,670 of the net proceeds from the sale of Units in the initial public offering (including the Over-Allotment Option Units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee.  None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations and interest earned on funds in the trust account up to $250,000 annually for working capital requirements, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by March 10, 2022.

Our Sponsor and Competitive Advantages

Our Sponsor is an affiliate of LifeSci Capital LLC, a research-driven investment bank with deep domain expertise in the life sciences, LifeSci Advisors LLC, an investor relations and public relations company in the life sciences industry with comprehensive solutions to communications and investor outreach, and LifeSci Venture Management LLC, a corporate venture capital firm that seeks to invest in biotech and health sectors, collectively “LifeSci”.

LifeSci’s service model as a boutique investment bank is unique in that it exclusively serves corporate clients that are emerging life science companies that discover, develop, and commercialize innovative products.

LifeSci’s service model as an investor relations and public relations firm is unique in that it provides companies in the life sciences industry with comprehensive solutions to communications and investor outreach. LifeSci assists companies in increasing visibility within the investment community and educating investors on opportunities offered by these companies. LifeSci’s core capabilities include non-deal roadshow planning and execution, KOL Events/R&D Days, corporate communications, and public relations through its affiliate LifeSci Public Relations.

LifeSci’s service model as a venture capital firm is unique in that it focuses on pre-public institutional rounds of transformational healthcare companies managed by exceptional founder/entrepreneurs. LifeSci’s investment principals have broad-ranging life sciences experience including public and private investing, deal structuring, investment banking, equity capital markets, equity research, and bench research - both basic science and applied.

LifeSci’s team is comprised of individuals with medical and advanced scientific training and legal and banking experience, enabling a deeply differentiated approach to research and idea generation. Complementing LifeSci’s scientific insight and industry relationships is LifeSci’s business team, whose members include portfolio managers, corporate managers, and investment bankers who actively engage with banks and academic institutions, cultivating strong relationships and expanding their network of key contacts and syndicate partners. We believe the well-rounded nature of the team, strengthened by strong ties across industry, academia, banking platforms, and unaffiliated investor relationships, will enhance our management team’s ability to source viable prospective target businesses, capitalize them, and ensure public-market readiness.

Our independent directors have extensive experience in clinical medicine, development and regulatory, operational, and management leadership within the healthcare and financial industries. We believe that their breadth of experience will bolster our ability to thoroughly evaluate prospective candidates and successfully execute our initial business combination. Following the completion of our initial transaction, we believe our independent directors will fortify our ongoing operations by providing sound and experienced counsel on potential further acquisitions, divestitures, corporate strategy, and human resources.

We believe that our management team is equipped with the knowledge, experience, capital and human resources, and sustainable corporate governance practices to pursue unique opportunities that will offer attractive risk-adjusted returns.

Our management team is led by Andrew McDonald, Co-Founder of LifeSci Advisors and LifeSci Capital, Michael Rice, Co-Founder of LifeSci Advisors and LifeSci Capital, and David Dobkin, Managing Director of LifeSci Capital.

We believe that our company’s philosophical alignment with LifeSci, and our ability to leverage the rigorous and comprehensive scientific and financial analysis that LifeSci is known for, provides us with a strong competitive advantage. LifeSci focuses on dynamic sectors of healthcare with great potential to transform the healthcare industry: biotechnology, specialty pharmaceuticals, medical devices, digital health, information technology, and healthcare services.

In 2018, LifeSci’s investors relations hosted over 1,500 meetings in 27 key regions in the United States and over 500 meetings in 16 key regions throughout Europe. In 2019, LifeSci’s Public Relations group secured over 1,300 media hits for their clients, with more than 100 million viewers and readers globally, and wrote over 4,000 social media posts. LifeSci Venture’s first fund in 2017 has invested in 12 companies alongside large dedicated healthcare funds and has launched its second fund in the third quarter of 2019. LifeSci’s investment bank has executed over 50 transactions since inception, in which over 50% were repeat or Lead Managed. LifeSci’s investment bank core capabilities include experienced-based investment banking advisory, varied capital raising abilities, industry insight and accessibility, global institutional coverage and reach, equity research, and client empowerment.

LifeSci's investor relations presence has continued to expand year-over-year. In 2019, LifeSci Advisors conducted 4,602 one-on-one non-deal roadshow (NDR) investor meetings, 140 key opinion leader (KOL) events, 594 meetings with high net worth (HNW) individuals and financial advisors, and 4,160 one-on-one meetings at the J.P. Morgan healthcare conference (JPM), as compared to 4,105 NDR meetings, 130 KOL events, 568 HNW meetings, and 2,700 one-on-one meetings at JPM in 2018. Additionally, LifeSci's Executive Search group completed 30 board and executive placements in 2019, up from 17 in 2018. LifeSci's client base continues to grow as well, reaching 177 healthcare client partnerships in 2019, up from 150 in 2018. LifeSci Partners has a global footprint, with offices in cities including New York, Chicago, Boston, Charlotte, London, Geneva, Paris, and Tel Aviv.

Industry Opportunity

The healthcare industry consists of sectors within the economic system providing curative, preventive, rehabilitative, and palliative care for patients. The industry includes organizations providing such goods and services, as well as the doctors, nurses, and other healthcare employees. Total healthcare spending in the United States reached nearly $3.5 trillion in 2017 and is expected to grow by an average 5.6 percent annually over 2016-2025, according to a Centers for Medicare & Medicaid Services report released in February 2017. Total healthcare expenditures are thus expected rise to 19.9 percent of the US Gross Domestic Product.

The healthcare market globally mirrors a similar trend in the US of an increased contribution to the economy, due to the aging of the global population and other durable macro dynamics. For example, in good part due to the impact of healthcare on society, life expectancy in the U.S. increased from 47 years in 1900 to 79 years in 2016. As a disproportionate amount of overall healthcare spending is associated with diseases of aging, the aging of the global population will continue to drive increased healthcare consumption. In addition, less developed countries have gone through an unprecedented period of healthcare insurance and infrastructure expansion that has led the countries to have significantly higher contributions to the global healthcare marketplace.

The target universe of healthcare opportunities is extensive, considering healthcare’s overall contribution to the economy. A factor that further broadens the universe is the high amount of innovation occurring within healthcare. In the wake of the genomics revolution, the pace of innovation is accelerating. With the streamlining of the externalization of breakthrough science from academic institutions, particularly in the United States, as mandates shifted from protecting intellectual property to externalizing it, increasing numbers of potentially disruptive healthcare innovations exist that may be underappreciated or underfunded. Early-stage companies need capital and advisory services to reach their commercial potential.

The healthcare industry is primed for new technologies and business models due to the increasing cost of healthcare and due to the increasing pressure to add value to the system. We believe that lower-value segments of healthcare will be burdened by the pressures of cost cutting, while companies or segments that deliver superior products and services, with better clinical and non-clinical outcomes, will thrive. Successful companies will be data driven, consumer focused, operationally efficient and transfer best-in-class standards globally. Our team will take a holistic approach to investment opportunities and conduct stringent due diligence to screen such companies. We see opportunities for companies that address global healthcare cost pressures by: succeeding in disruptive innovation, thus justifying monies spent by delivering cures or other breakthrough outcomes; delivering cost savings to address global healthcare cost pressures; or providing access to medicines, as the marginal benefits from healthcare spending are highest when providing goods and services to those who do not already receive them.

Investment Criteria

We are focused on companies in disruptive and other value-added subsegments of healthcare that have the potential for significant gains in the next five years. Our ideal company will be institutionally backed, with a high-quality management team and a demonstrated ability to raise money from the private capital markets. The segments we will target include biotechnology, medical technology and digital health.

The focus of our management team is to create stockholder value by leveraging its experience to efficiently guide an emerging healthcare company towards commercialization. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

•        Healthcare Company Poised for Rapid Growth

We intend to primarily seek to acquire one or more growth businesses with a total equity value of greater than 5 to 10 times the amount of the proceeds of this offering. We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth or to advance clinical programs. We do not intend to acquire a start-up company.

•        Niche Leader and Specialized Business with High Growth Potential

We intend to seek target companies that have significant and underexploited expansion opportunities in a niche sector. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions. Additionally, our management team has extensive experience assisting healthcare companies raise money as they navigate the regulatory approval process.

•        Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to seek target companies that should offer attractive risk-adjusted equity returns for our stockholders. We intend to seek to acquire a target on terms and in a manner that leverage our experience. We expect to evaluate a Company based on its potential to successfully achieve regulatory approval and commercialize its product(s). We also expect to evaluate financial returns based on (i) risk-adjusted peak sales potential (ii) the potential of pipeline products and the scientific platform (iii) the ability to achieve the system cost savings, (iv) the ability to accelerate growth via other options, including through the opportunity for follow-on acquisitions, and (v) the prospects for creating value through other value creation initiatives. Potential upside, for example, from the growth in the target business’ earnings or an improved capital structure, will be weighed against any identified downside risks.

•        Potential Benefit from Globalization Trends and Possession of Competitive Advantages

Target companies exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on our company-specific analyses and due diligence. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of current or future earnings, preclinical or clinical data, potential for operational improvements, corporate governance, customers, material contracts, and the industry and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Effecting a Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not identified any acquisition targets. From the period prior to our formation through the date of our IPO, there were no communications, evaluations or discussions between any of our officers, directors or our Sponsor and any of their contacts or relationships regarding a potential initial business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Because we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•        subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•        cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 24 months from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 312,501 of our public shares (or approximately 6.3% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting, that the over-allotment option is not exercised and that the initial stockholders do not purchase any units in the IPO or units or shares in the after-market).

None of our officers, directors, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock in the IPO or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to. The conversion rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination before March 10, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in the IPO will execute such a waiver agreement.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes or for working capital purposes up to $250,000 annually. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently pay an affiliate of our Sponsor a fee of $10,000 per month for use of office space and certain office and secretarial services. The office space is located at 250 W. 55th St., #3401, New York, NY 10019.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 250 W. 55th St., #3401, New York, NY 10019. Our Sponsor is providing us this space for a fee of $10,000 per month. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “LSACU” on March 6, 2020.  Our common stock and warrants began to trade separately on the Nasdaq under the symbols “LSAC” and “LSACW”, respectively, on May 4, 2020.

Holders of Record

At September 23, 2020, there were 8,204,709 shares of our common stock issued and outstanding held by 10 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and subject to the Delaware law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On March 10, 2020, the Company consummated its initial public offering (“IPO”) of 6,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”) and one warrant (“Warrant”) entitling its holder to purchase one-half of one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with (i) LifeSci Holdings LLC (the “Sponsor”) of 1,570,000 warrants (the “Private Warrants”) and (ii) Rosedale Park, LLC of 1,000,000 Private Warrants, each at a price of $0.50 per Private Warrant, generating total proceeds of $1,285,000. The Private Warrants are identical to the warrants sold as part of the Units sold in the IPO, except that (i) each Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The Private Warrants purchased by Rosedale Park, LLC will not be exercisable more than five years from the effective date of the registration statement, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants. The Sponsor and Rosedale Park, LLC were granted certain demand and piggyback registration rights in connection with the Private Warrants.

Subsequently, on March 18, 2020, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on March 20, 2020. The total aggregate issuance by the Company of 563,767 units at a price of $10.00 per unit resulted in total gross proceeds of $5,637,670. On March 20, 2020, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company has canceled an aggregate of 84,058 shares of Common Stock issued to LifeSci Investments, LLC, the Company’s sponsor, prior to the IPO and Private Placement.

A total of $65,637,670 of the proceeds from the sale of Units in the initial public offering (including the Over-Allotment Option Units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee.  None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations and interest earned on funds in the trust account up to $250,000 annually for working capital requirements, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by March 10, 2022. As of June 30, 2020, cash and cash equivalents held in trust totaled $65,691,936.

We paid a total of $ 3,360,072 in underwriting discounts and commissions and $397,212 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

The issuance of additional shares in connection with an initial Business Combination:

•	may significantly reduce the equity interest of our stockholders;
•	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our shares of common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to pay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, and working to identify a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the year ended June 30, 2020, we had a net loss of $119,542, which consists of operating costs of $172,996 and a provision for income taxes of $812, offset by interest income on investments held in the Trust Account of $54,266.

For the period from December 19, 2018 (inception) through June 30, 2019, we had a net loss of $1,450, which consists of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only sources of liquidity were an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On March 10, 2020, we consummated the Initial Public Offering of 6,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,570,000 Private Warrants to LifeSci Holdings, LLC and Rosedale Park, LLC at a price of $0.50 per Private Warrant, generating gross proceeds of $1,285,000.

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

For the year ended June 30, 2020, cash used in operating activities was $165,327. Net loss of $119,542 was affected by interest earned on investments held in the Trust Account of $54,266 and changes in operating assets and liabilities, which provided $8,481 of cash.

As of June 30, 2020, we had investments of $65,691,936 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $684,708 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net loss, less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 183 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of September 23, 2020.

Name	Age	Position
Andrew McDonald, Ph.D.	46	Chairman, Chief Executive Officer and Director
Michael Rice	55	Chief Operating Officer and Director
David Dobkin	41	Chief Financial Officer and Director
Jonas Grossman	45	Independent Director
Karin Walker	56	Independent Director
Barry Dennis	55	Independent Director
John Ziegler, M.D.	61	Independent Director
Brian Schwartz, M.D.	58	Independent Director

Below is a summary of the business experience of each of our executive officers and directors.

Andrew McDonald, our Chief Executive Officer and Board Member since June 2019, is an experienced healthcare investment professional with expertise in identifying transformative products and technologies in all stages of development. Andrew has served as the Chief Executive Officer of Attune Pharmaceuticals since March 2015 and is a Founding Partner of LifeSci Advisors and LifeSci Capital. Prior to founding LifeSci in March 2010, Andrew served as senior biotechnology analyst at Great Point Partners, a dedicated life science hedge fund, from 2006 to 2008. From 2004 to 2006, Andrew was Head of Healthcare Research and a Biotechnology Analyst at ThinkEquity Partners, a boutique investment bank. Prior to entering the financial services industry, Andrew was a medicinal chemist at Cytokinetics from 2001 to 2004, where he discovered and developed a promising anti-cancer agent now in clinical trials. Andrew began his pharmaceutical career as a medicinal chemist at Pfizer. Andrew received a Ph.D. in organic chemistry from UC Irvine and completed his B.S. in chemistry at UC Berkeley. Andrew holds the Series 7, 24, 63, 79, 86, and 87 licenses. We believe Andrew is qualified to sit on our board due to his long-running healthcare advisory experience and background as a medicinal chemist.

Michael Rice, our Chief Operating Officer and Board Member since June 2019, has experience in portfolio management, corporate management, investment banking and capital markets. Prior to co-founding LifeSci Advisors and LifeSci Capital in March 2010, Michael was the co-head of health care investment banking at Canaccord Adams from April 2007 to November 2008, where he was involved in debt and equity financing. Michael was also was a Managing Director at ThinkEquity Partners from April 2005 to April 2007, where he was responsible for managing Healthcare Capital Markets, which included structuring and executing numerous transactions, many of which were firsts at ThinkEquity. Prior to that, from August 2003 to March 2005, Michael served as a Managing Director at Banc of America, serving large hedge funds and private equity healthcare funds. Previously, he was a Managing Director at JPMorgan/Hambrecht & Quist. Michael has been a director of RDD Pharma Ltd. since January 2016 and Navidea Biopharmaceuticals Inc. since May 2016. Michael received his BA from the University of Maryland. Michael holds the Series 7, 24, 63, and 79 licenses. We believe Michael is qualified to sit on our board due to his long-running healthcare advisory experience, as well as his previous company board positions.

David Dobkin, our Chief Financial Officer and Board Member since June 2019, is an experienced healthcare capital markets investment banker with a career focused on helping high-growth life science, medical device, and healthcare IT companies achieve their financial and strategic goals. David has worked with companies developing a wide range of technologies and brings extensive strategic advisory and execution capability to his clients. David has experience with both traditional and non-traditional forms of equity and debt offerings in both the U.S. and abroad. He is a regular speaker on growth capital formation at conferences across the United States and Canada. Prior to joining LifeSci Capital, David was a Managing Director at Boustead Securities. Prior to that, in 2015, David founded Dobkin & Company, an investment bank tailored for entrepreneur-led companies focused on seed and growth equity and capital, in 2015. Previously, from 2010 to 2015, David worked in various capacities with the New Zealand Government facilitating capital formation on behalf of regional companies and government agencies with a focus on securing strategic foreign direct investment. David has tremendous experience conducting cross-border transactions. Prior to October 2010, David worked for Lazard Frères, one of the world’s preeminent financial advisory and asset management firms, where he facilitated and advised on cross-border mergers and acquisitions transactions in excess of $2.5 billion. Prior to joining for Lazard Frères, David began his career in in the Healthcare investment banking group for Wasserstein Perella based in New York. At Wasserstein Perella, David advised healthcare companies on capital formation as well as strategic alternatives. David conducted graduate research in stem cell bioengineering and received a Master of Science, Biomedical Engineering, from the University of Southern California. David also received a Bachelor of Science, Biomedical Engineering, from Columbia University. David holds the Series 63, 79, and 82 licenses. We believe David is qualified to sit on our board due to his extensive experience in mergers and acquisitions.

Jonas Grossman, our Board Member since December 2018, is the President of Chardan Capital Markets, LLC, where he oversees the firm’s global capital markets initiatives including healthcare investment banking and the sponsorship by Chardan affiliates of 5 SPACs, all of which concluded their business combinations. Jonas was the Chief Executive Officer and President of the SPAC Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX, Ltd. (NYSE: PHGE). Jonas is currently a director of BiomX. Jonas has served as President of Chardan since September 2015, and as Partner and Head of Capital Markets of Chardan since December 2003. Prior to joining Chardan, from 2001 until 2003, Jonas was a Vice President and Head Trader at Ramius Capital Group, a global multi-strategy hedge fund. Since December 2006, Mr. Grossman has served as a founding partner for Cornix Advisors, LLC, a New York based hedge fund. Mr. Grossman has served as a director for China Broadband (NASDAQ: SSC) from January 2008 until November 2010. Jonas received his B.A. in Economics from Cornell University and his M.B.A. from the Stern School of Business at NYU. We believe Jonas is qualified to sit on our board due to his extensive transactional experience having led or managed over 400 transactions during his tenure at Chardan.

Karin Walker, our Board Member since March 2020, is the Chief Accounting Officer of Prothena (NASDAQ:PRTA), a clinical stage biotech company focused on amyloid and inflammatory diseases. Prior to joining Prothena in 2013, Karin served as VP of Finance and Chief Accounting Officer at Affymax from 2012 to 2013, as well as VP of Finance at Amyris and CV Therapeutics from 2009 to 2012. Karin began her career at EY as an accountant, and received her B.S. in Finance at California State Polytechnic University, San Luis Obispo. We believe Karin is qualified to sit on our board due to her extensive experience as a biotech executive and background as a certified public accountant.

Barry Dennis, our Board Member since March 2020, is a Managing Director of Investment Banking and Strategic Consulting at WaveCrest Securities. Prior to joining WaveCrest in 2018, Barry served as President of Strategos Capital Markets, a structured products hedge fund, from 2013 to 2017. Barry also worked for Canaccord Genuity, Merrill Lynch, TD Securities, and BMO from 1993 to 2015. Barry received his Bachelor’s of Commerce from the University of British Columbia and his M.B.A from the University of Western Ontario. We believe Barry is qualified to sit on our board due to his extensive capital markets experience.

John Ziegler, M.D., our Board Member since March 2020, has over 30 years of clinical practice as an anesthesiologist with a career focus on pain management, cardiac anesthesia and critical care medicine. He is triple board certified as an anesthesiologist, critical care physician and echocardiographer. Since 2016, Dr. Ziegler has served as Senior Medical Director at Promedim LTD, and since 2010 he has served as Managing Partner of Mountain Anesthesia PLLC. From 2016 to 2019, he served as Chief Medical Officer at Pacific Healthworks, Integrated Anesthesia Medical Group. Dr. Ziegler also has extensive experience in the administrative, oversight and operational aspects of clinical research and drug development and has held a number of prestigious academic faculty appointments as well. From 2018 to 2019, he served as Director of Clinical Affairs-Capital Region at the Rocky Vista University College of Osteopathic Medicine, and from 2014 to 2016, served as Medical Director of Perioperative Services at the Keck Medical Center of the University of Southern California. Dr. Ziegler received his Doctor of Medicine from Emory University School of Medicine, where he also completed his residency and fellowships. We believe that Dr. Ziegler is qualified to sit on our board due to his extensive experience in the administrative and operational aspects of clinical research and drug development.

Brian Schwartz, M.D., our Board Member since March 2020, has served as Chief Medical Officer at ArQule, Inc., a biotechnology company, since June 2008. Previously, he served as Senior Vice President, clinical and regulatory affairs, and Chief Medical Officer Ziopharm Oncology, Inc. and built and led clinical, regulatory, and quality assurance departments responsible for the development of new cancer drugs. Prior to Ziopharm, Dr. Schwartz held a number of positions at Bayer Healthcare. His experience in oncology has encompassed the clinical development of novel cytostatic, cytotoxic and immunological agents. At Bayer, Dr. Schwartz was a key physician responsible for the global clinical development of Nexavar® (sorafenib) and led the clinical team through a successful Phase 3 trial in renal cell cancer, leading to FDA approval. He has extensive regulatory experience working with the FDA’s Oncology Division, the European Medicines Agency (EMA), and numerous other health authorities. Dr. Schwartz has also been responsible for U.S. clinical and regulatory activities, including Phase 4 studies and interactions with the National Cancer Institute and other oncology cooperative groups. Dr. Schwartz received his medical degree from the University of Pretoria, South Africa, practiced medicine, and worked at the University of Toronto prior to his career in industry.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on February 28, 2020.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held two meetings during 2020.

The members of the Audit Committee are Karin Walker, Barry Dennis and Brian Schwartz, each of whom is an independent director under NASDAQ’s listing standards. Karin Walker is the Chairperson of the audit committee. The Board has determined that Karin Walker qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.  The Nominating Committee did not hold any meetings during 2020.

The members of the Nominating Committee are Jonas Grossman, Karin Walker, Barry Dennis and John Ziegler, each of whom is an independent director under NASDAQ’s listing standards. Barry Dennis is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not hold any meetings during 2020.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Jonas Grossman, Karin Walker, Barry Dennis and John Ziegler,, each of whom is an independent director under NASDAQ’s listing standards. Jonas Grossman is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•

None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•

Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

•

The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private warrants. Furthermore, XX, LLC has agreed that the private warrants will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) March 10, 2022. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Andrew McDonald, PhD	LifeSci Capital LLC LifeSci Advisors LLC LifeSci Venture Management LLC LifeSci Index Partners LLC Attune Pharmaceuticals, Inc.

Healthcare investment bank

Healthcare investor and public relations firm

Healthcare venture capital firm

Index provider of healthcare-based stock market indices

Novel orally administered small molecule

therapeutics for the treatment of rare diseases

Co-Founder Co-Founder Partner Member Co-Founder and Chief Executive Officer
Michael Rice	LifeSci Capital LLC LifeSci Advisors LLC LifeSci Venture Management LLC LifeSci Index Partners LLC	Healthcare investment bank Healthcare investor and public relations firm Healthcare venture capital firm Index provider of healthcare-based stock market indices	Co-Founder Co-Founder Partner Member
David Dobkin	LifeSci Capital, LLC	Healthcare investment bank	Managing Director
Jonas Grossman	Chardan Capital Markets LLC Chardan Investments, LLC BiomX, Inc.	Healthcare investment bank Private investment company Pre-clinical microbiome company developing both natural and engineered phage-based therapies for acne and chronic diseases	President Director Director
	LifeSci Investments, LLC Cornix Advisors, LLC Chardan Healthcare Investments, LLC Chardan International Investments, LLC	Healthcare investment bank Hedge fund Private investment company Private investment company	Director Founding Partner Director Director

Karin Walker	Prothena (NASDAQ:PRTA)	Clinical-stage neuroscience company focused on the discovery and development of novel therapies	Chief Accounting Officer
Barry Dennis	WaveCrest Securities	Investment bank	Managing Director
John Ziegler	Cytometix Inc.	Non-opioid analgesic drug development	Director
	Promedim LTD	Provider of technology solutions to life sciences industry	Senior Medical Director
	Mountain Anesthesia PLLC	Anesthesiology, critical care medicine and clinical research oversight	Managing Partner

Brian Schwartz	ArQule, Inc.	Biotechnology company	Chief Medical Officer

We have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. Further, our insiders, including our officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in the IPO or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or other insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). In no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of September 23, 2020 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of September 23, 2020, we had 8,204,709 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of September 23, 2020.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Andrew McDonald(2)	1,616,942	19.7%
Michael Rice(2)	1,616,942	19.7%
David Dobkin	0	0
Jonas Grossman(2)	1,616,942	19.7%
Karin Walker	6,000	*
Barry Dennis	6,000	*
John Ziegler	6,000	*
Brian Schwartz	6,000	*
LifeSci Investments, LLC(3)	1,616,942	19.7%
Citadel Advisors LLC(4)	425,000	5.2%
Citadel Advisors Holdings LP(4)	425,000	5.2%
Citadel GP LLC(4)	425,000	5.2%
Kenneth Griffin(4)	425,449	5.2%
Tang Capital Partners, LP(5)	500,000	6.1%
Tang Capital Management, LLC(5)	500,000	6.1%
Kevin Tang(5)	500,000	6.1%
All directors and executive officers (8 individuals) and the Sponsor as a group	1,640,942	20.0%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o LifeSci Acquisition Corp., 250 W. 55th St., #3401, New York, NY 10019
(2)	Consists of shares of commons stock owned by LifeSci Investments, LLC, for which Michael Rice, Andrew McDonald and Jonas Grossman are the managing members.
(3)	Michael Rice, Andrew McDonald and Jonas Grossman are the managing members of LifeSci Investments, LLC.
(4)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.

(5)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 4747 Executive Drive, Suite 510, San Diego, CA 92121.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. Up to 225,000 of the insider shares may also be released from escrow earlier than this date for forfeiture and cancellation if the over-allotment option is not exercised in full as described above.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Simultaneously with the closing of the IPO, LifeSci Holdings LLC, an entity affiliated with three of our directors, purchased from us in a private placement an aggregate of 1,570,000 warrants, or “private warrants,” at $0.50 per private warrant for a total purchase price of $785,000, and Rosedale Park, LLC, an entity affiliated with one of our directors, purchased an aggregate of 1,000,000 private warrants at $0.50 per private warrant for a total purchase price of $500,000. Each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share. These purchases will take place on a private placement basis simultaneously with the consummation of the IPO. Of the $1,000,000 we will receive from the sale of the private warrants, $465,000 (or $435,000 if the over-allotment option is exercised in full) will be used for offering expenses and $620,000 will be used for working capital. If we do not complete our initial business combination within 24 months from the closing of the IPO, the proceeds from the sale of the private warrants will be included in the liquidating distribution to the holders of our public shares. The private warrants are identical to the warrants sold as part of the public units in the IPO except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The private warrants purchased by Rosedale Park, LLC will not be exercisable after March 5, 2025.

In order to meet our working capital needs following the consummation of the IPO, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private warrants to purchase shares of common stock at a conversion price of $0.50 per private warrant (which, for example, would result in the holders being issued private warrants to purchase 1,000,000 shares of common stock if $500,000 of notes were so converted). Such private warrants will be identical to the private warrants to be issued at the closing of the IPO. Our stockholders have approved the issuance of the private warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into private warrants and Chardan Capital Markets, LLC or any of its related persons will have no recourse with respect to their ability to convert their loans into private warrants.

Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 1, 2019, we issued an aggregate of 1,725,000 shares of common stock to our initial shareholders. The aggregate purchase price for the insider shares was $25,000, or approximately $0.014 per share.

On March 10, 2020, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with (i) LifeSci Holdings LLC (the “Sponsor”) of 1,570,000 warrants (the “Private Warrants”) and (ii) Rosedale Park, LLC of 1,000,000 Private Warrants, each at a price of $0.50 per Private Warrant, generating total proceeds of $1,285,000.

In order to meet our working capital needs following the consummation of the IPO, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private warrants to purchase shares of common stock at a conversion price of $0.50 per private warrant (which, for example, would result in the holders being issued private warrants to purchase 1,000,000 shares of common stock if $500,000 of notes were so converted). Such private warrants will be identical to the private warrants to be issued at the closing of the IPO. Our stockholders have approved the issuance of the private warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would not be repaid. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into private warrants and Chardan Capital Markets, LLC or any of its related persons will have no recourse with respect to their ability to convert their loans into private warrants.

The holders of our insider shares issued and outstanding prior to the IPO, as well as the holders of the private warrants (and all underlying securities), will be entitled to registration and stockholder rights pursuant to a registration rights agreement signed prior to the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Chardan Capital Markets, LLC and its related persons may not, with respect to the private warrants purchased by Rosedale Park, LLC, (i) have more than one demand registration right at our expense, (ii) exercise their demand registration rights after March 5, 2025, and (iii) exercise their “piggy-back” registration rights after March 5, 2027, as long as Chardan Capital Markets, LLC or any of its related persons are beneficial owners of private placement warrants.

Our Sponsor will pay $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full) of the underwriting fees and qualified independent underwriter fees and receive a non-interest bearing promissory note in exchange for the payment of such amount. The promissory note will be payable at the closing of a business combination.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

During the fiscal year ended June 30, 2020 and for the period from December 19, 2018 (inception) through June 30, 2019, fees for our independent registered public accounting firm were $70,555 and $0, respectively, for the services they performed in connection with our Initial Public Offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2020, the audit of our June 30, 2020 Annual Report on Form 10-K and review of the financial information included in our Forms 10-Q for the respective periods.

Audit-Related Fees

During the fiscal periods ended June 30, 2020 and for the period from December 19, 2018 (inception) through June 30, 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended June 30, 2020 and for the period from December 19, 2018 (inception) through June 30, 2019, our independent registered public accounting firm was paid $3,605 and $0, respectively, for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal periods ended June 30, 2020 and for the period from December 19, 2018 (inception) through June 30, 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

(a)	The following are filed with this report:
(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable
(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit No.	Description

1.1

Underwriting Agreement, dated March 5, 2020, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 11, 2020)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 11, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 28, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 28, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 28, 2020)

4.4

Warrant Agreement, dated March 5, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 11, 2020)

10.1

Letter Agreements, dated March 5, 2020, by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 11, 2020)

10.2

Investment Management Trust Account Agreement, dated March 5, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 11, 2020)

10.3

Stock Escrow Agreement, dated March 5, 2020, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 11, 2020)

10.4

Registration Rights Agreement, dated March 5, 2020, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 11, 2020)

10.5

Subscription Agreement among the Registrant and the Initial Shareholders (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 28, 2020)

10.6

Subscription Agreement between the Registrant and Rosedale Park, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 28, 2020)

10.7

Form of Administrative Support Agreement between the Registrant and LifeSci Holdings LLC (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 28, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 28, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 28, 2020)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 28, 2020)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 28, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFESCI ACQUISITION CORP.

Dated: September 23, 2020	By:	/s/ Andrew McDonald
	Name:	Andrew McDonald
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew McDonald	Chairman and Chief Executive Officer and Director	September 23, 2020
Andrew McDonald	(Principal Executive Officer)

/s/ David Dobkin	Chief Financial Officer	September 23, 2020
David Dobkin	(Principal Accounting and Financial Officer)

/s/ Michael Rice	Chief Operating Officer and Director	September 23, 2020
Michael Rice

/s/ Jonas Grossman	Independent Director	September 23, 2020
Jonas Grossman

/s/ Karin Walker	Independent Director	September 23, 2020
Karin Walker

/s/ Barry Dennis	Independent Director	September 23, 2020
Barry Dennis

/s/ John Ziegler	Independent Director	September 23, 2020
John Ziegler

/s/ Brian Schwartz	Independent Director	September 23, 2020
Brian Schwartz

LIFESCI ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

LifeSci Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LifeSci Acquisition Corp. (the “Company”) as of June 30, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2020 and for the period from December 19, 2018 (inception) through June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019 and the results of its operations and its cash flows for the year ended June 30, 2020 and for the period from December 19, 2018 (inception) through June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

September 22, 2020

LIFESCI ACQUISITION CORP.

BALANCE SHEETS

	June 30,	June 30,
	2020	2019
ASSETS
Current Assets
Cash	$684,708	$25,000
Prepaid expenses	106,333	—
Total Current Assets	791,041	25,000
Investments held in Trust Account	65,691,936	—
Total Assets	$66,482,977	$25,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$115,452	$1,450
Income taxes payable	812	—
Total Current Liabilities	116,264	1,450
Promissory note – related party	1,000,000	—
Deferred underwriting fee payable	2,297,319	—
Total Liabilities	3,413,583	1,450
Commitments and Contingencies
Common stock subject to possible redemption, 5,806,939 shares at $10.00 per share redemption value at June 30, 2020	58,069,390	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,397,770 and 1,437,500 issued and outstanding (excluding 5,806,939 and -0- shares subject to possible redemption) at June 30, 2020 and 2019, respectively	240	144
Additional paid-in capital	5,120,756	24,856
Accumulated deficit	(120,992)	(1,450)
Total Stockholders’ Equity	5,000,004	23,550
Total Liabilities and Stockholders’ Equity	$66,482,977	$25,000

The accompanying notes are an integral part of the financial statements.

LIFESCI ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended June 30,	For the Period from December 19, 2018 (inception) Through June 30,
Operating costs	$172,996	$1,450
Loss from operations	$(172,996)	$(1,450)
Other income
Interest income earned on investments held in the Trust Account	54,266	—
Loss before provision for income taxes	(118,730)	(1,450)
Provision for income taxes	(812)	—
Net loss	$(119,542)	$(1,450)
Weighted average shares outstanding of redeemable common stock, basic and diluted	6,513,431	—
Basic and diluted net income per common share, redeemable common stock	$0.00	$0.00
Weighted average shares outstanding of non-redeemable common stock, basic and diluted (1)	1,701,574	1,250,000
Basic and diluted net loss per common share, non-redeemable common stock	$(0.07)	$(0.00)

(1)	Share count at June 30, 2019 excluded 225,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the financial statements.

LIFESCI ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 19, 2018 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,725,000	173	24,827	—	25,000

Net loss	—	—	—	(1,450)	(1,450)

Balance – June 30, 2019	1,725,000	173	24,827	(1,450)	23,550

Sale of 6,563,767 Units, net of underwriting discounts and offering costs	6,563,767	656	61,879,730	—	61,880,386

Sale of 2,570,000 Private Warrants	—	—	1,285,000	—	1,285,000

Forfeiture of Founder Shares	(84,058)	(8)	8	—	—

Common stock subject to possible redemption	(5,806,939)	(581)	(58,068,809)	—	(58,069,390)

Net loss	—	—	—	(119,542)	(119,542)

Balance – June 30, 2020	2,397,770	$240	$5,120,756	$(120,992)	$5,000,004

The accompanying notes are an integral part of the financial statements.

LIFESCI ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	Year Ended June 30,	For the Period from December 19, 2018 (inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(119,542)	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(54,266)	—
Changes in operating assets and liabilities:
Prepaid expenses	(106,333)	—
Accrued expenses	114,002	1,450
Income taxes payable	812	—
Net cash used in operating activities	(165,327)	—
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(65,637,670)	—
Net cash used in investing activities	(65,637,670)	—
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	64,574,917	—
Proceeds from sale of Private Warrants	1,285,000	—
Proceeds from promissory note – related party	175,000	—
Repayment of promissory note – related party	(175,000)	—
Proceeds from promissory note – related party	1,000,000	—
Payment of offering costs	(397,212)	—
Net cash provided by financing activities	66,462,705	25,000
Net Change in Cash	659,708	25,000
Cash – Beginning	25,000	—
Cash – Ending	$684,708	$25,000
Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$58,188,310	$—
Change in value of common stock subject to possible redemption	$(118,920)	$—
Deferred underwriting fee payable	$2,297,319	$—

The accompanying notes are an integral part of the financial statements.

LIFESCI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LifeSci Acquisition Corp. (the “Company”) was incorporated in Delaware on December 19, 2018. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities that the Company has not yet identified (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $3,757,284, consisting of $1,062,753 of underwriting fees, $2,297,319 of deferred underwriting fees and $397,212 of other offering costs. In addition, as of June 30, 2020, cash of $684,708 was held outside of the Trust Account and is available for working capital purposes.

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

LIFESCI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

LIFESCI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

LIFESCI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 5,806,939 shares of common stock subject to possible redemption at June 30, 2020 is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs amounting to $3,757,284 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

LIFESCI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Weighted average shares at June 30, 2019 were reduced for the effect of an aggregate of 225,000 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 9,133,767 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s statements of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $54,266, less applicable franchise and income taxes of $51,212 for the year ended June 30, 2020, by the weighted average number of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss of $119,542 for the year ended June 30, 2020, respectively, less income attributable to redeemable common stock of $3,054 for the year ended June 30, 2020, respectively, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on March 5, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial and administrative support. For the year ended June 30, 2020, the Company incurred $40,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

LIFESCI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans made by Chardan Capital Markets LLC, the underwriter, or any of its related persons will not be convertible into Private Warrants and Chardan Capital Markets LLC and its related persons will have no recourse with respect to their ability to convert their Working Capital Loans into Private Warrants. As of June 30, 2020 and 2019, there were no amounts outstanding under the Working Capital Loans.

One of the Company’s Board members is the President of Chardan Capital Markets LLC.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LIFESCI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

Additionally, Rosedale Park, LLC provided the Company $250,000, in return for no consideration, to be used for the payment of expenses in connection with the Initial Public Offering. Such amount is not required to be repaid by the Company and has been recorded as a credit to additional paid in capital in the accompanying balance sheets.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and 2019, there were 2,397,770 and 1,437,500 shares of common stock issued and outstanding, excluding 5,806,939 and -0- shares of common stock subject to possible redemption, respectively.

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

LIFESCI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

June 30, 2020
Deferred tax asset
Organizational/Start-up costs	$25,745
Total deferred tax asset	25,745
Valuation allowance	(25,745)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

Year Ended June 30, 2020
Federal
Current	$812
Deferred	(25,745)

State
Current	$—
Deferred	—
Change in valuation allowance	25,745
Income tax provision	$812

As of June 30, 2020, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended June 30, 2020, the change in the valuation allowance was $25,745.

LIFESCI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended June 30, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.7)%
Income tax provision benefit	(0.7)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

The provision for income taxes was deemed to be de minimis for the period from December 19, 2018 (inception) through June 30, 2019. The Company’s net deferred tax assets were deemed to be de minimis at June 30, 2019.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2020, assets held in the Trust Account were comprised of $65,691,936 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$65,691,936

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.