Form 10-Q
period 2020-09-30
LifeSci Acquisition Corp.
filed 2020-11-10
CIK 1796129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2020

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

As of November 6, 2020, there were 8,204,709 shares of common stock, par value $0.0001 per share, issued and outstanding.

LIFESCI ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIFESCI ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
	(unaudited)
ASSETS
Current Assets
Cash	$562,783	$684,708
Prepaid expenses	73,913	106,333
Total Current Assets	636,696	791,041

Investments held in Trust Account	65,698,018	65,691,936
Total Assets	$66,334,714	$66,482,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$401,493	$115,452
Income taxes payable	812	812
Total Current Liabilities	402,305	116,264

Promissory note – related party	1,000,000	1,000,000
Deferred underwriting fee payable	2,297,319	2,297,319
Total Liabilities	3,699,624	3,413,583

Commitments and Contingencies

Common stock subject to possible redemption, 5,763,508 and 5,806,939 shares at $10.00 per share redemption value at September 30, 2020 and June 30, 2020, respectively	57,635,080	58,069,390

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,441,201 and 2,397,770 issued and outstanding (excluding 5,763,508 and 5,806,939 shares subject to possible redemption) at September 30, 2020 and June 30, 2020, respectively	244	240
Additional paid-in capital	5,555,062	5,120,756
Accumulated deficit	(555,296)	(120,992)
Total Stockholders’ Equity	5,000,010	5,000,004
Total Liabilities and Stockholders’ Equity	$66,334,714	$66,482,977

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIFESCI ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2020	2019

Formation and operating costs	$440,386	$100
Loss from operations	(440,386)	(100)

Other income
Interest income earned on investments held in the Trust Account	6,082	—

Net loss	$(434,304)	$(100)

Weighted average shares outstanding of redeemable common stock, basic and diluted	6,563,767	—

Basic and diluted net income per common share, redeemable common stock	$0.00	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted (1)	1,640,942	1,500,000

Basic and diluted net loss per common share, non-redeemable common stock	$(0.26)	$(0.00)

(1)	Share count at September 30, 2019 excluded 225,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIFESCI ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED  SEPTEMBER 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – June 30, 2020	2,397,770	$240	$5,120,756	$(120,992)	$5,000,004

Change in value of common stock subject to possible redemption	43,431	4	434,306	—	434,310

Net loss	—	—	—	(434,304)	(434,304)

Balance – September 30, 2020	2,441,201	$244	$5,555,062	$(555,296)	$5,000,010

THREE MONTHS ENDED SEPTEMBER 30, 2019

			Additional		Total
	Common Stock (1)		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – June 30, 2019	1,725,000	$173	$24,827	$(1,450)	$23,550

Net loss	—	—	—	(100)	(100)

Balance – September 30, 2019	1,725,000	$173	$24,827	$(1,550)	$23,450

(1)	Included 225,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIFESCI ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(434,304)	$(100)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(6,082)	—
Changes in operating assets and liabilities:
Prepaid expenses	32,420	—
Accounts payable and accrued expenses	286,041	100
Net cash used in operating activities	(121,925)	—

Net Change in Cash	(121,925)	—
Cash – Beginning of period	684,708	25,000
Cash – End of period	$562,783	$25,000

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(434,310)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has one wholly owned subsidiary, LifeSci Acquisition Merger Sub Inc., which was incorporated in Delaware on September 14, 2020 (“Merger Sub”).

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Vincera Pharma, Inc. (“Vincera”), as discussed in Note 6. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 as filed with the SEC on September 23, 2020, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The interim results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 or June 30, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 5,763,508 and 5,806,939 shares of common stock subject to possible redemption at September 30, 2020 and June 30, 2020, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Weighted average shares at September 30, 2019 were reduced for the effect of an aggregate of 225,000 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 5,851,883 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s condensed consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $6,082, less applicable franchise and income taxes of $6,082 for the three months ended September 30, 2020, by the weighted average number of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss of $434,304 for the three months ended September 30, 2020, respectively, less income attributable to redeemable common stock of $0 for three months ended September 30, 2020, respectively, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account with a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020 and June 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2019, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On March 5, 2020, the Company effected a stock dividend of 0.20 shares for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 1,725,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The 1,725,000 Founder Shares included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to partially exercise their over-allotment option, 84,058 Founder Shares were forfeited and 140,942 Founder Shares are no longer subject to forfeiture, resulting in there being 1,640,942 Founder Shares outstanding.

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

On March 10, 2020, the Company issued a $1,000,000 promissory note to the Sponsor (the “Sponsor Promissory Note”) in exchange for $1,000,000 in cash that was used to pay the underwriting discount at the consummation of the Initial Public Offering (see Note 6). The Sponsor Promissory Note is non-interest bearing, unsecured and due upon the consummation of a Business Combination. In the opinion of management, interest expense is immaterial to these financial statements.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on March 5, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial and administrative support. For the three months ended September 30, 2020, the Company incurred $30,000 in fees for these services, of which $70,000 and $40,000 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2020 and June 30, 2020, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans made by Chardan Capital Markets LLC, the underwriter, or any of its related persons will not be convertible into Private Warrants and Chardan Capital Markets LLC and its related persons will have no recourse with respect to their ability to convert their Working Capital Loans into Private Warrants. As of September 30, 2020 and June 30, 2020, there were no amounts outstanding under the Working Capital Loans.

One of the Company’s Board members is the President of Chardan Capital Markets LLC.

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or consummating a business combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Additionally, Rosedale Park, LLC provided the Company $250,000, in return for no consideration, to be used for the payment of expenses in connection with the Initial Public Offering. Such amount is not required to be repaid by the Company and has been recorded as a credit to additional paid in capital in the accompanying condensed consolidated balance sheets.

Merger Agreement

On September 25, 2020, the Company and Merger Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vincera and Raquel Izumi, as representative of the Vincera stockholders (the “Sellers”). As of the date of the Merger Agreement, the Sellers owned 100% of the issued and outstanding of common stock of Vincera (“Vincera Shares”).  The transactions contemplated by the Merger Agreement are referred to as the “ Vincera Business Combination.”

Upon the closing of the Vincera Business Combination, the Sellers will sell to the Company, and the Company will purchase from the Sellers all of the issued and outstanding Vincera Shares, in exchange for the Sellers’ right to receive, for each issued and outstanding Vincera Share, the number of the company shares equal to the exchange ratio, and the earnout shares after the closing of the Vincera Business Combination, if any, that may be issuable from time to time. The aggregate value of the consideration to be paid by the Company in the Vincera Business Combination (excluding the earnout shares) is approximately $55 million (calculated as follows: 5,500,000 the Company’s shares to be issued to the Sellers (excluding the earnout shares), multiplied by $10.00 (the anticipated closing price per share at the time of closing of the Vincera Business Combination). Upon the closing of the Business Combination, the Company will change its name to “Vincera Pharma, Inc.”

The Vincera Business Combination will be consummated subject to certain conditions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and June 30, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and June 30, 2020, there were 2,441,201 and 2,397,770 shares of common stock issued and outstanding, excluding 5,763,508 and 5,806,939 shares of common stock subject to possible redemption, respectively.

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

LIFESCI ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At  September 30, 2020, assets held in the Trust Account were comprised of $65,698,018 in money market funds which are invested in U.S. Treasury Securities.

At June 30, 2020, assets held in the Trust Account were comprised of $65,691,936 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	June 30, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$65,698,018	$65,691,936

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Recent Developments

On September 25, 2020, we entered into the Merger Agreement with Merger Sub, Vincera and the Seller. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, identifying a target for our initial Business Combination and the proposed acquisition of Vincera. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended September 30, 2020, we had a net loss of $434,304, which consists of operating costs of $440,386, offset by interest income on investments held in the Trust Account of $6,082.

For the three months ended September 30, 2019, we had a net loss of $100, which consists of operating costs.

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

For the three months ended September 30, 2020, cash used in operating activities was $121,925. Net loss of $434,304 was affected by interest earned on investments held in the Trust Account of $6,082 and changes in operating assets and liabilities, which provided $318,461 of cash.

As of September 30, 2020, we had investments of $65,698,018 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $562,783 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 183 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our most recently filed annual report on Form 10-K filed with the SEC on September 23, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as disclosed below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our most recently filed annual report on Form 10-K filed with the SEC on September 23, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
2.1

Merger Agreement, dated as of September 25, 2020, by and between the Registrant, LifeSci Acquisition Merger Sub, Inc., Vincera Pharma, Inc. and Raquel Izumi, as representative of the Vincera stockholder. (2)

3.1	Amended and Restated Certificate of Incorporation (1)
4.1	Warrant Agreement, dated March 5, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Letter Agreements, dated March 5, 2020, among the Registrant and the Registrant’s officers, directors and Initial Stockholders. (1)
10.2	Investment Management Trust Agreement, dated March 5, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.3	Stock Escrow Agreement, dated March 5, 2020, among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)
10.4	Registration and Stockholder Rights Agreement, dated March 5, 2020, by and between the Registrant and Initial Stockholders. (1)
10.5	Administrative Services Agreement, dated March 5, 2020, by and between the Registrant and LifeSci Capital LLC. (1)
10.6	Subscription Agreement, dated March 5, 2020, by and between the Registrant and LifeSci Holdings LLC. (1)
10.7	Subscription Agreement, dated March 5, 2020, by and between the Registrant and Rosedale Park, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 11, 2020.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2020.
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFESCI ACQUISITION CORP.

Date: November 10, 2020		/s/ Andrew McDonald
	Name:	Andrew McDonald
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020		/s/ David Dobkin
	Name:	David Dobkin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)