Form 10-K/A
period 2020-12-31
Vincerx Pharma, Inc.
filed 2021-05-14
CIK 1796129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)	Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

On April 12, 2021, the Staff of the U.S. Securities and Exchange Commission (the “SEC”) issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in the statement of operations for each reporting period.

Vincerx Pharma, Inc. (“Vincerx” or the “Company”) previously classified its private warrants and public warrants (collectively, the “warrants”) as equity, consistent with market practice among SPACs, including Vincerx’s predecessor company, LifeSci Acquisition Corp. (“LSAC”), prior to the business combination with VNRX Corp. (f/k/a Vincera Pharma, Inc.). The Company reviewed and discussed the accounting treatment of its warrants with WithumSmith+Brown, PC (“Withum”), its independent registered public accounting firm, its financial advisors and the audit committee of its board of directors and evaluated the applicability and potential impact of the Staff Statement on the Company’s consolidated financial statements.

Following this review and evaluation, and after consulting with management, the Company’s board of directors, upon the recommendation of the audit committee, concluded that, in light of the Staff Statement, (i) certain of the Company’s private warrants should be accounted for as liabilities measured at fair value, with non-cash fair value adjustments recorded in the operating statement for each reporting period and (ii) the Company’s audited consolidated financial statements for the year ended December 31, 2020 (the “Affected Period”) should no longer be relied upon and should be restated due to the reclassification of these private warrants required for alignment with the Staff Statement. Further, any previously furnished or filed reports, earnings releases, guidance, investor presentations or similar communications regarding the restatement information for the Affected Period should also no longer be relied upon.

Accordingly, the Company is filing this Amendment No. 1 (this “Amended 10-K,” “report” or “Report”) to its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 22, 2021 (the “Original Form 10-K”) to restate its consolidated financial statements for the year ended December 31, 2020 to reflect the reclassification of these private warrants and to allocate offering costs to those warrants for the Affected Period. This restatement will result in non-cash, non-operating financial statement corrections for the Affected Period and will have no impact on the Company’s cash position, operating expenses or cash flows or its ongoing operations or future plans.

This Amended 10-K also corrects an error on the cover page of the Original Form 10-K as to whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, for which the correct box designated is yes.

The items amended in the Original Form 10-K are listed under “Items Amended by this Filing” below. Other than the “Items Amended by this Filing” and the correction in the immediately preceding paragraph, disclosures in the Original Form 10-K remain unchanged. However, for the convenience of the reader, this Amended 10-K restates in its entirety, as amended, the Original Form 10-K. The Company has not modified or updated disclosures presented in the Original Form 10-K, except as required to reflect the effects of the restatement. Accordingly, this Amended 10-K does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amended 10-K to modify or update other disclosures as presented in the Original Form 10-K, except as specifically referenced herein. This Amended 10-K should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Effect of Restatement and Revisions

As described above, as a result of the reclassification of certain of the private warrants to align with the Staff Statement, the Company is including in this Amended 10-K restated consolidated financial statements as of and for the year ended December 31, 2020. The effect of the change in the accounting treatment of these private warrants and the resulting restatement of the Company’s consolidated financial statements is (i) a 55% increase in the Company’s accumulated deficit of approximately $5.9 million as of December 31, 2020, (ii) the reclassification of the initial fair value of these private warrants from additional paid-in capital to warrant liability within the consolidated balance sheet, (iii) the adjustment of other expense for the change in fair value of the warrant liability in the consolidated statements of operations and a corresponding adjustment to accumulated deficit for the year ended December 31, 2020 and (iv) the allocation of warrant offering costs that are now expensed. There was no impact on revenue, operating expenses or operating loss as the change in fair value of the warrant liability and warrant offering costs are presented within other expense and not as a component of operating loss in the consolidated statements of operations for the year ended December 31, 2020. The restatement of the consolidated financial statements for the year ended December 31, 2020 had no impact on the Company’s liquidity or cash position. An explanation of the impact on the Company’s consolidated financial statements is contained in “Note 3—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Amended 10-K.

As all material restatement information will be included in this Amended 10-K, investors and others should rely only on the financial information and other disclosures regarding the restatement information for the Affected Period in this Amended 10-K and in future filings with the SEC (as applicable) and should not rely on any previously furnished or filed reports, earnings releases, guidance, investor presentations or similar communications regarding restatement information for the Affected Period.

Items Amended by this Filing

The following items included in the Original Form 10-K are amended by this Amended 10-K, in addition to the cover page:

•	Part I – Item 1A. – Risk Factors
•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II – Item 8 – Financial Statements and Supplementary Data
•	Part II – Item 9A – Controls and Procedures
•	Part IV – Item 15 – Exhibit and Financial Statement Schedules

As required by applicable rules of the SEC, new certifications by the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2, and furnished as Exhibits 32.1 and 32.2, to this Amended 10-K.

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

We have identified a material weakness in our internal control over financial reporting that resulted in a restatement of our consolidated financial statements for the year ended December 31, 2020. This material weakness, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amended 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for certain of our private warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified with respect to our accounting and reporting for certain of our private warrants see “Note 3—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements, and Item 9A, “Controls and Procedures” included in this Amended 10-K.

Any failure to remediate our existing or any future material weaknesses or otherwise maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price and ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements and covenants regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

The following discussion and analysis has been revised for the effects of the Restatement as discussed in Item 8, Note 3 and should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this Report. Historical results are not necessarily indicative of future results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Vincerx”, “the Company”, “we”, “us” and “our” refer to the business and operations of Vincerx prior to and following the closing of the Business Combination.

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

Restatement of Previously Issued Consolidated Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our consolidated financial statements as of and for the year ended December 31, 2020, as more fully described in the Explanatory Note and in “Note 3—Restatement of Consolidated Financial Statements” to our accompanying consolidated financial statements. For further detail regarding the restatement adjustments, see Explanatory Note, “Note 3—Restatement of Consolidated Financial Statements” and Item 9A, “Controls and Procedures” in this report.

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

Change in Fair value of Warrant Liabilities

Certain of our private warrants are classified as liabilities pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The change in fair value of warrant liabilities consists of the change in fair value of these private warrants.

Results of Operations

Comparison of the Year Ended December 31, 2020 and the period from March 1, 2019 (date of inception) through December 31, 2019

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	For the Year Ended December 31, 2020 (Restated)	For the Period from March 1, 2019 (date of inception) to December 31, 2019	Amount Change
Operating expenses:
General and administrative	$3,598	$45	$3,553
Research and development—license acquired	5,000	—	5,000
Research and development	2,116	—	2,116

Total operating expenses	10,714	45	10,669

Loss from operations	(10,714)	(45)	(10,669)

Other expense
Change in fair value of warrant liabilities	(5,136)	—	(5,136)
Financing costs—derivative warrant liabilities	(762)	—	(762)
Interest expense	(8)	—	(8)

Total other expense	(5,906)	—	(5,906)

Net loss	$(16,620)	$(45)	$(16,575)

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

Research and Development—license acquired

During the year ended December 31, 2020, we incurred $5.0 million of research and development cost related to the Bayer License Agreement.

General and Administrative

General and administrative expenses increased by approximately $3.5 million for year ended December 31, 2020 compared to the period from March 1, 2019 to December 31, 2019. The increase was primarily related to an increase of $2.3 million in stock-based compensation from the grant of stock options to purchase approximately 575,000 shares of common stock with a grant date fair value of approximately $6.8 million that was recognized as general and administrative expense. The increase also related to the incurrence of $1.1 million of legal and professional expenses primarily related to the Bayer license agreement and the Business Combination, and $0.2 million related to employee’s salaries during the year ended December 31, 2020.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was due to the increase in the price of our common stock from $19.00 as of December 23, 2020 to $20.91 as of December 31, 2020.

Subsequent to the Business Combination, we had 3,070,000 private warrants outstanding as of December 31, 2020, which were classified as liability warrants. We had 500,000 amended private warrants outstanding as of December 31, 2020, which were classified as equity warrants.

Financing costs—derivative warrant liabilities

Financing costs of our warrant liabilities reflect an allocation of total financing costs associated with the Business Combination, on the basis of the fair value of the warrant liabilities as compared to the total proceeds received by the Company.

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

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Year Ended December 31, 2020 (Restated)	For the Period from March 1, 2019 (date of inception) to December 31, 2019
Net cash used in operating activities	$(2,279)	$—
Net cash provided by financing activities	64,071	—

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

Net cash used in operating activities was approximately $2.3 million for the year ended December 31, 2020 compared to $0 for the period from March 1, 2019 to December 31, 2019. Significant components of our cash used in operating activities consists of approximately $1.0 million in legal and professional services in support of completion of the Bayer License Agreement, formation of our business in preparation for the merger with LSAC and patent costs associated with our portfolio of compounds, as well as an additional $1.0 million in insurance premiums paid upon our transition to a public company. Our net loss during the year ended December 31, 2020 was approximately $16.6 million, which included non-cash expenses of $5.0 million related to the Bayer license, approximately $4.4 million related to stock-based compensation and approximately $5.1 million related to the change in fair value of certain private warrants.

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

Private Common Stock Warrant Liabilities

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

The private warrants are identical to the warrants underlying the units except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share and (ii) such private warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such private warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by us (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision substantially identical to that of the public warrants; provided, however, that such redemption rights may not be exercised during the first 12 months following the closing of the Business Combination unless the last sales price of our common stock has been equal to or greater than $20.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given), in each case so long as they are still held by the initial purchasers or their affiliates. The private warrants purchased by Rosedale Park, LLC, will expire on March 5, 2025, provided that once the private warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons anymore, the private warrants may not be exercised five years following the completion of our business combination.

We evaluated the public and private warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that certain of the private warrants do not meet the criteria to be classified in stockholders’ equity. Because post Business Combination, these private warrants could be transferred to a non-permitted transferee and become public warrants (i.e., become subject to redemption and no longer have a cashless exercise feature), the settlement value of the private warrants is dependent, in part, on the holder of these private warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our common stock, these private warrants fail the indexation guidance in ASC 815-40. This conclusion excludes the 500,000 private warrants held by LifeSci Holdings LLC, which had been amended in connection with the Business Combination to remove the cashless exercise provision and include a redemption provision, as described above.

Since these private warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The estimated fair value of the private warrants is determined with Level 3 inputs using Black-Scholes and Monte Carlo simulations. The private warrants were valued as of December 23, 2020 (the Business Combination closing date) and December 31, 2020. See Note 6.

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

ITEM 8.	Financial Statements and Supplementary Data (As Restated).

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	95
Consolidated Balance Sheets as of December 31, 2020 (Restated) and 2019	96
Consolidated Statements of Operations for the year ended December 31, 2020 (Restated) and for the period from March 1, 2019 (date of inception) through December 31, 2019	97
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2020 (Restated) and for the period from March 1, 2019 (date of inception) through December 31, 2019	98
Consolidated Statements of Cash Flows for the year ended December 31, 2020 (Restated) and for the period from March 1, 2019 (date of inception) through December 31, 2019	99
Notes to Consolidated Financial Statements (Restated)	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Vincerx Pharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vincerx Pharma, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2020 and for the period from March 1, 2019 (date of inception) through December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from March 1, 2019 (date of inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 3 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that certain of its private warrants should be accounted for as liabilities. Accordingly, the 2020 consolidated financial statements have been restated to correct the accounting and related disclosure for these warrants.

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

/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020
Whippany, New Jersey
May 14, 2021

Vincerx Pharma, Inc.

Consolidated

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2020 (Restated)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$61,792	$—
Prepaid expenses	1,104	—
Other current assets	214

Total current assets	63,110	—
Other assets	82	—

Total assets	$63,192	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$491	$35
License payable	5,000	—
Due to related parties	14	9
Common stock warrant liabilities	32,308	—

Total current liabilities	37,813	44

Total liabilities	37,813	44

Commitments and contingencies—Note 6

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of December 31, 2020 and 2019; 13,984,441 shares and 5,196,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	42,043	1
Subscription receivable	—	(1)
Accumulated deficit	(16,665)	(45)

Total stockholders’ equity (deficit)	25,379	(44)

Total liabilities and stockholders’ equity (deficit)	$63,192	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vincerx Pharma, Inc.

Consolidated Statements

of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31, 2020 (Restated)	For the Period from March 1, 2019 (date of inception) to December 31, 2019
Operating expenses:
General and administrative	$3,598	$45
Research and development—license acquired	5,000	—
Research and development	2,116	—

Total operating expenses	10,714	45

Loss from operations	(10,714)	(45)

Other expense

Change in fair value of warrant liabilities	(5,136)	—
Financing costs—derivative warrant liabilities	(762)	—
Interest expense	(8)	—

Total other expense	(5,906)	—

Net loss	$(16,620)	$(45)

Net loss per common share, basic and diluted	$(3.16)	$(0.01)

Weighted average common shares outstanding, basic and diluted	5,252	4,464

The accompanying notes are an integral part of these consolidated financial statements.

Vincerx Pharma, Inc.

Consolidated Statements of Stockholders’

Equity (Deficit)

(In thousands)

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 1, 2019 (date of inception)	—	$—	$—	$—	$—	$—
Retroactive application of recapitalization (See Note 4)	(4,134)	—	—	—	—	—
Issuance of founders shares	8,503	1	(1)	—	—	—
Issuance of restricted stock	827	—	—	—	—	—
Stock-based compensation related to restricted stock	—	—	—	1	—	1
Net loss	—	—	—	—	(45)	(45)

Balance as of December 31, 2019	5,196	1	(1)	1	(45)	(44)
Proceeds from reverse acquisition, net of transaction costs and warrant liabilities	8,484	—	—	37,660	—	37,660
Proceeds from Founders	—	—	1	—	—	1
Issuance of restricted stock	304	—	—	—	—	—
Stock-based compensation	—	—	—	4,382	—	4,382
Net loss	—	—	—	—	(16,620)	(16,620)

Balance as of December 31, 2020 (Restated)	13,984	$1	$—	$42,043	$(16,665)	$25,379

The accompanying notes are an integral part of these consolidated financial statements.

Vincerx Pharma, Inc.

Consolidated Statements

of Cash Flows

(In thousands)

	For the Year Ended December 31, 2020 (Restated)	For the Period from March 1, 2019 (date of inception) to December 31, 2019
Cash flows from operating activities
Net loss	$(16,620)	$(45)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization on debt discount	20	—
Stock-based compensation	4,382	1
Change in fair value of warrant liability	5,136	—
Financing costs—derivative warrant liabilities	762	—
Research and development-acquired license, expensed	5,000	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,318)	—
Other assets	(82)	—
Accounts payable	456	35
Due to related parties	(15)	9

Net cash used in operating activities	(2,279)	—

Cash Flows from Financing Activities:
Net proceeds from reverse acquisition	64,070	—
Proceeds from Founders	1	—
Proceeds from issuance of notes payable to related parties	300	—
Repayment of notes payable to related parties	(300)	—

Net cash provided by financing activities	64,071	—

Net increase in cash and cash equivalents	61,792	—
Cash and cash equivalents at the beginning of the period	—	—

Cash and cash equivalents at the end of the period	$61,792	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$25	$—

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

Pursuant to the Merger Agreement, the Business Combination is accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, LSAC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of Vincera Pharma issuing stock for the net assets of LSAC, accompanied by a recapitalization. As a result, references to the “Company” herein may refer to Vincera Pharma prior to the consummation of the Business Combination. The acquired net assets of LSAC are stated at historical cost, with no goodwill or other intangible assets recorded.

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

The Company’s future product candidates will require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a material adverse impact on the Company.

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

Private Warrant Liability

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

The private warrants are identical to the warrants underlying the units except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share and (ii) such private warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such private warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision substantially identical to that of the public warrants; provided, however, that such redemption rights may not be exercised during the first 12 months following the closing of the Business Combination unless the last sales price of the Company’s common stock has been equal to or greater than $20.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given), in each case so long as they are still held by the initial purchasers or their affiliates. The private warrants purchased by Rosedale Park, LLC will expire on March 5, 2025, provided that once the private warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons anymore, the private warrants may not be exercised five years following the completion of the Company’s initial business combination.

The Company evaluated the public and private warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that certain of the private warrants do not meet the criteria to be classified in stockholders’ equity. Because post Business Combination, these private warrants could be transferred to a non-permitted transferee and become public warrants (i.e., become subject to redemption and no longer have a cashless exercise feature), the settlement value of the private warrants is dependent, in part, on the holder of these private warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s common stock, these private warrants fail the indexation guidance in ASC 815-40. This conclusion excludes the 500,000 private warrants held by LifeSci Holdings LLC, which had been amended in connection with the Business Combination to remove the cashless exercise provision and include a redemption provision, as described above.

Since these private warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date. The estimated fair value of the private warrants is determined with Level 3 inputs using Black-Scholes and Monte Carlo simulations. The private warrants were valued as of December 23, 2020 (the Business Combination closing date) and December 31, 2020. See Note 6.

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

3. Restatement of Consolidated Financial Statements

On April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in the statement of operations for each reporting period.

The Company previously classified its warrants as equity, consistent with market practice among SPACs, including LSAC, the Company’s predecessor prior to the Business Combination. The Company reviewed the accounting treatment of its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and evaluated the applicability and potential impact of the Staff Statement on the Company’s consolidated financial statements.

Following this review and evaluation, the Company concluded that, in light of the Staff Statement, (i) certain of the private warrants meet the definition of a derivative under ASC 815 and therefore should be accounted for as liabilities measured at fair value, with non-cash fair value adjustments recorded in the operating statement for each reporting period, (ii) warrant offering costs should be expensed and (iii) the Company’s audited consolidated financial statements for the year ended December 31, 2020 should no longer be relied upon and should be restated due to the reclassification of these private warrants and related warrant offering costs.

Impact of the Restatement

The impact of the restatement on the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2020 is presented below.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
	(In thousands, except per share amounts)
Balance Sheet
Total assets	$63,192	$—	$63,192

Liabilities and stockholders’ equity
Total current liabilities	$5,505	$—	$5,505
Common stock warrant liabilities	—	32,308	32,308

Total liabilities	5,505	32,308	37,813
Stockholders’ equity
Preferred stock - $0.0001 par value	—	—	—
Common stock - $0.0001 par value	1	—	1
Additional paid-in-capital	68,453	(26,410)	42,043
Accumulated deficit	(10,767)	(5,898)	(16,665)

Total stockholders’ equity	57,687	(32,308)	25,379

Total liabilities and stockholders’ equity	$63,192	$—	$63,192

	Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
	(In thousands, except per share amounts)
Statement of Operations and Comprehensive Loss
Loss from operations	$(10,714)	$—	$(10,714)
Other expense:
Change in fair value of warrant liabilities	—	(5,136)	(5,136)
Financing costs—derivative warrant liabilities		(762)	(762)
Interest expense	(8)	—	(8)

Total other expense	(8)	(5,898)	(5,906)

Net loss	$(10,722)	$(5,898)	$(16,620)

Net loss per common share, basic and diluted	$(2.04)	—	$(3.16)
Weighted average common shares outstanding, basic and diluted	5,252	—	5,252

	Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
	(In thousands)
Statement of Cash Flows
Net loss	$(10,722)	$(5,898)	$(16,620)
Adjustment to reconcile net loss to net cash used in operating activities	8,443	5,898	14,341
Net cash used in operating activities	(2,279)	—	(2,279)
Net cash provided by investing activities	—	—	—
Net cash provided by financing activities	64,071	—	64,071

Net change in cash	$61,792	$—	$61,792

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, LSAC was treated as the “acquired” company and Vincerx Pharma is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Vincera Pharma issuing stock for the net assets of LSAC, accompanied by a recapitalization. The net assets of LSAC were stated at historical cost, with no goodwill or other intangible assets recorded. Additionally, the historical quarterly and annual LSAC financial statements were not restated to reflect this change in accounting described above, as we believe that information is no longer relevant to investors.

4. Business Combination

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

The Vincera Pharma stockholders are entitled to receive Earnout Shares if the daily volume-weighted average price of the Company’s common stock equals or exceeds the following prices for any 20 trading days within any 30 trading-day period following the closing of the Business Combination: (1) during any such trading period prior to the 42 month anniversary of the closing of the Business Combination, upon achievement of a daily volume-weighted average price of at least $20.00 per share, such number of shares of the Company’s common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share; (2) during any such trading period prior to the six year anniversary of the closing, upon achievement of a daily volume-weighted average price of at least $35.00 per share, such number of shares of the Company’s common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share; and (3) during any such trading period prior to the eight year anniversary of the closing, upon achievement of a daily volume-weighted average price of at least $45.00 per share, such number of shares of the Company’s common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share. A total of 90.6% of (rounded to the nearest whole share) of the Earnout Shares then earned and issuable shall be issued to the Vincera Pharma stockholders on a pro-rata basis based on the percentage of the number of shares of Vincera Pharma common stock owned by them immediately prior to the closing of the Business Combination, and the remaining Earnout Shares that would otherwise have been issuable shall not be issuable to the Vincera Pharma stockholders but in lieu thereof the number of authorized shares available for issuance under the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) shall be automatically increased by an equivalent number of shares of the Company’s common stock.

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

5. Bayer License Agreement

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

6. Fair Value Measurement

The Company’s financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities (Restated)	$—	$—	$32,308	$32,308

Total fair value	$—	$—	$32,308	$32,308

The Company performs procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of certain private warrants to anyone outside of a small group of individuals constituting the sponsors of LSAC would result in these private warrants having similar terms as the public warrants, management determined that the fair value of each of these private warrants is approximately double that of a public warrant, with a modest adjustment for short-term marketability restrictions. Accordingly, these private warrants are classified as Level 3 financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended March 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance—December 23, 2020	$27,172
Change in fair value	5,136

Balance—December 23, 2020	$32,308

As of December 31, 2020, the fair value of these private warrants was re-measured based on the following assumptions:

As of December 31, 2020
Exercise Price	$11.50
Option term (in years)	5
Volatility	29.4%
Risk-free interest rate	0.4%
Expected dividends	—

7. Notes Payable to Related Party

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

8. Commitments and Contingencies

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

9. Stockholders’ Equity

The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of December 31, 2020, and 2019, there were 13,984,441 shares of common stock (which include 2,744,586 shares of common stock constituting part of the units) and 5,196,000 shares of common stock, respectively, and no shares of preferred stock outstanding.

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

The private warrants are identical to the warrants underlying the units except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share and (ii) such private warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such private warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision substantially identical to that of the public warrants; provided, however, that such redemption rights may not be exercised during the first 12 months following the closing of the Business Combination unless the last sales price of the Company’s common stock has been equal to or greater than $20.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given), in each case so long as they are still held by the initial purchasers or their affiliates. The private warrants purchased by Rosedale Park, LLC, will expire on March 5, 2025, provided that once the private warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons anymore, the private warrants may not be exercised five years following the completion of the Company’s initial business combination.

The public warrants and the private warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging. The remaining private warrants were determined to be liability classified in accordance with ASC 815, Derivatives and Hedging (see notes 3 and 6).

10. Equity Incentive Plans

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

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (inyears)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	—	$—	—	$—
Options granted	1,048	19.00	10.0	—

Outstanding at December 31, 2020	1,048	$19.00	10.0	$—

Options vested and exercisable at December 31, 2020	349	$19.00	10.0	$—

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

11. Net Loss per Share Applicable to Common Stockholders

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

The following table sets forth the computation of loss per share for the years ended December 31, 2020 and for the period from March 1, 2019 (date of inception) through December 31, 2019, respectively (amounts in thousands, except per share number):

	For the Year Ended December 31, 2020 (Restated)	For the Period from March 1, 2019 (date of inception) to December 31, 2019
Numerator:
Net loss	$(16,620)	$(45)

Denominator:
Weighted average common shares outstanding, basic and diluted	5,252	4,464

Net loss per common share, basic and diluted	$(3.16)	$(0.01)

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

12. Income Taxes

The Company has no provision for income taxes for the year ended December 31, 2020 and for the period from March 1, 2019 (date of inception) to December 31, 2019. The Company has no current tax expense from losses and no deferred expense from the valuation allowance.

A reconciliation from the U.S. statutory rate of 21% to the effective rate is as follows:

	For the Year Ended December 31, 2020	For the Period from March 1, 2019 (date of inception) to December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.5%	7.0%
Change in fair value of warrant liabilities	(6.5%)	0%
Other	(1%)	0%
Change in valuation allowance	(18.0%)	(28.0%)

Income taxes provision (benefit)	0.0%	0.0%

Significant components of the Company’s net deferred tax assets as of December 31, 2020 and 2019, are as follows (amounts in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Amortization	$1	$—
Stock-based compensation	1,226	—

Research and development credit	3	—
Startup costs	—	13
Net operating loss	1,785	—

Total deferred income tax assets	3,015	13

Total deferred income tax liabilities	—	—

Net deferred income tax assets	3,015	13
Valuation allowance	(3,015)	(13)

Deferred tax asset, net of allowance	$—	$—

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

At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $6.4 million. The federal net operating loss carryforwards can be carried forward indefinitely, with certain limitations. For the year ended December 31, 2020 and for the period from March 1, 2019 (date of inception) to December 31, 2019, the Company has used a 100% apportionment factor for California net operating losses. A portion of the state net operating loss carryforwards will expire beginning in 2039, if not utilized.

As of December 31, 2020, the Company also has Federal and California research and development credits of $1,820 and $1,365, respectively. The federal tax credit carryforwards will expire beginning in 2039, if not utilized. The state tax credit carryforwards do not expire.

Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has not performed an analysis to determine whether an “ownership change” occurred from inception to December 31, 2020. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

ASC 740-10, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had not identified any material unrecognized tax benefit in accordance with ASC 740-10.

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

13. Subsequent Events

As mentioned in Note 8 above, the Company’s office lease agreement became effective on January 1, 2021. Upon adoption of ASU 2016-02, Leases (Topic 842) and upon occupancy, the Company expects to record right-of-use assets and lease liabilities of approximately $3.3 million, which represents the discounted cash flows of this operating lease as of the commencement date.

On April 5, 2021, the Company announced that it would redeem all of its outstanding public warrants to purchase shares of the Company’s common stock that were issued under the Warrant Agreement, dated March 5, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the Company’s initial public offering, that remained outstanding and unexercised on May 5, 2021, the redemption date, at a redemption price of $0.01 per public warrant. In addition to the $8.2 million of cash received on April 1, 2021 from the exercise of public and private placement warrants in March 2021, prior to the redemption notice, the Company also received additional proceeds of approximately $32.5 million from the exercise of additional public and private warrants during the redemption period. Pursuant to the redemption, a total of 40,491 public warrants were unexercised and redeemed by the Company at the redemption price of $0.01 per public warrant. As of the close of business on May 7, 2021, there were 17,521,075 shares of the Company’s common stock outstanding.

Other than the two items noted here, there have been no other subsequent events identified by management.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. At the time our Annual Report on Form 10-K for the year ended December 31, 2020 was filed on March 22, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Solely as a result of the material weakness in our internal control over financial reporting discussed below and elsewhere in this Amended 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

As discussed elsewhere in this Amended 10-K, we identified a material weakness in our control over the accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. To remediate the material weakness in our internal control over financial reporting discussed below and elsewhere in this report, which was identified following the most recently completed fiscal quarter, we have devoted, and plan to continue to devote, significant effort and resources to the improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects.

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

3. Exhibits

See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b) Exhibits

Exhibit No.	Description

2.1+	Merger Agreement by and among LifeSci Acquisition Corp., LifeSci Acquisition Merger Sub Inc., Vincera Pharma, Inc. and Raquel E. Izumi, as representative of the stockholders of Vincera Pharma, Inc., dated September 25, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 30, 2020).

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

Exhibit No.	Description

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 11, 2021).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

4.3	Warrant Agreement by and between LifeSci Acquisition Corp. and Continental Stock Transfer & Trust Company, dated March 5, 2020 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on November 10, 2020).

4.4	Amended and Restated Registration and Stockholder Rights Agreement by and among the Company and certain stockholders of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on December 30, 2020).

4.5	Voting and Support Agreement by and among the Company and certain stockholders of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on December 30, 2020).

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.1#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

10.2#	Vincerx Pharma, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

10.3#	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement under the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

10.4#	Executive Employment Agreement by and between the Company and Dr. Ahmed M. Hamdy, dated December 23, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 30, 2020).

10.5#	Executive Employment Agreement by and between the Company and Dr. Raquel E. Izumi, dated December 23, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 30, 2020).

10.6#	Executive Employment Agreement by and between the Company and Alexander A. Seelenberger, dated December 23, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 30, 2020).

10.7#	Executive Employment Agreement by and between the Company and Hermes Garban, dated December 23, 2020 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.8#	Executive Employment Agreement by and between the Company and Tom C. Thomas, dated January 27, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.9*	License Agreement by and among Vincera Pharma, Inc., Bayer Aktiengesellschaft and Bayer Intellectual Property GmbH, dated October 7, 2020 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 30, 2020).

Exhibit No.	Description

10.10	Promissory Note by and between the Company and Dr. Raquel E. Izumi, dated August 9, 2020 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 30, 2020).

10.11	Standard Industrial/Commercial Multi-Tenant Lease – Gross Agreement by and between the Vincera Pharma, Inc. and Hohbach Realty Company Limited Partnership, dated November 18, 2020 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 30, 2020).

10.12	Form of Lock-up Agreement by and between the Company and certain stockholders of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 30, 2020).

10.13	Letter Agreements, dated March 5, 2020, among LifeSci Acquisition Corp. and LifeSci Acquisition Corp.’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2020).

10.14	Stock Escrow Agreement, dated March 5, 2020, among LifeSci Acquisition Corp., Continental Stock Transfer & Trust Company and LifeSci Acquisition Corp.’s initial stockholders (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 10, 2020).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed on December 30, 2020).

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K for the year ended December 31, 2020).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
†

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amended 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or the “Exchange Act, or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

(c) Financial Statement Schedules

Reference is made to Item 15(a) 2 above.

ITEM 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCERX PHARMA, INC.

/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy
Chief Executive Officer

Date: May 14, 2021