Form 10-Q
period 2021-03-31
Vincerx Pharma, Inc.
filed 2021-05-17
CIK 1796129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-39244

Vincerx Pharma, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	83-3197402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

260 Sheridan Avenue, Suite 400 Palo Alto, CA	94306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-6676

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	VINC	The Nasdaq Stock Market LLC

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

As of May 7, 2021, there were 17,521,075 shares of the registrant’s common stock outstanding.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report. These forward-looking statements made by us in this report speak only as of the date of this report. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our Annual Report on Form 10-K/A, our definitive proxy statement for the 2021 Annual Meeting of Stockholders, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC.

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

•

We rely on the Bayer License Agreement to provide rights to the core intellectual property relating to all of our current product candidates, which agreement imposes significant payment and other obligations on us. Any failure by us to perform our obligations under the Bayer License Agreement could give Bayer AG (“Bayer”) the right to terminate or seek other remedies under the agreement, and any termination or loss of important rights under the Bayer License Agreement would significantly and adversely affect our ability to develop and commercialize VIP152, VIP943, VIP924, VIP236 and our other current product candidates, raise capital or continue our operations.

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

•	We are a “controlled company” within the meaning of the Nasdaq listing rules and as such are exempt from certain corporate governance requirements.

PART I

ITEM 1.	Financial Statements.

VINCERX PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,355	$61,792
Prepaid expenses	1,053	1,104
Other current assets	—	214

Total current assets	54,408	63,110
Right-of-use assets	3,372	—
Other assets	220	82

Total assets	$58,000	$63,192

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	461	491
Accrued expenses	1,390	—
Lease liability	96	—
License payable	—	5,000
Due to related parties	—	14
Common stock warrant liabilities	27,224	32,308

Total current liabilities	29,171	37,813
Lease liability, net of current portion	3,276	—

Total liabilities	32,447	37,813

Commitments and contingencies—Note 5
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 14,695,919 shares and 13,984,441 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	56,675	42,043
Subscription receivable	(8,182)	—
Accumulated deficit	(22,941)	(16,665)

Total stockholders’ equity	25,553	25,379

Total liabilities and stockholders’ equity	$58,000	$63,192

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2021	2020
Operating expenses:
General and administrative	$4,791	$4
Research and development	4,834	—

Total operating expenses	9,625	4

Loss from operations	(9,625)	(4)

Other income
Change in fair value of warrant liabilities	3,349	—

Total other income	3,349	—

Net loss	$(6,276)	$(4)

Net loss per common share, basic and diluted	$(0.46)	$(0.00)

Weighted average common shares outstanding, basic and diluted	13,735	4,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Subscription	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity
Balance as of January 1, 2021	13,984	$1	$—	$42,043	$(16,665)	$25,379
Issuance of common stock from warrant exercises	712	—	(8,182)	8,182	—	—
Reclassification of warrant liabilities to equity due to warrant exercises	—	—	—	1,735	—	1,735
Stock-based compensation	—	—		4,715	—	4,715
Net loss	—	—		—	(6,276)	(6,276)

Balance as of March 31, 2021	14,696	$1	$(8,182)	$56,675	$(22,941)	$25,553

	Common Stock		Subscription	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2020	5,326	$1	$(1)	$1	$(45)	$(44)
Net loss	—	—	—	—	(4)	(4)

Balance as of March 31, 2020	5,326	$1	$(1)	$1	$(49)	$(48)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(6,276)	$(4)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,715	—
Amortization of right-of-use assets	(25)	—
Change in fair value of warrant liabilities	(3,349)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	265	—
Other assets	(138)	—
Accounts payable	(30)	4
Accrued expenses	1,390	—
Due to related parties	(14)	—
Lease liabilities	25	—

Net cash used in operating activities	(3,437)	—
Cash Flows from Investing Activities:
Research and development-acquired license	(5,000)	—

Net cash used in investing activities	(5,000)	—

Net decrease in cash and cash equivalents	(8,437)	—
Cash at the beginning of the period	61,792	—

Cash at the end of the period	$53,355	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$25	$—
Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liabilities to equity due to warrant exercises	$1,735	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTE 1. NATURE OF BUSINESS

LifeSci Acquisition Corp. (“LSAC”) was initially formed on December 19, 2018 as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. In December 2020, LSAC’s wholly-owned subsidiary merged with and into Vincera Pharma, Inc., with Vincera Pharma, Inc. surviving the merger as a wholly-owned subsidiary of LSAC. In connection with the Business Combination, LSAC changed its name to Vincera Pharma, Inc., and subsequently in January 2021, changed its name to Vincerx Pharma, Inc. (together with its consolidated subsidiaries, the “Company”).

The Company is a clinical-stage biopharmaceutical company focused on leveraging its extensive development and oncology expertise to advance new therapies intended to address unmet medical needs for the treatment of cancer. The Company’s current pipeline is entirely derived from the Bayer License Agreement (see Note 3), pursuant to which the Company has been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how to develop, use, manufacture, commercialize, sublicense and distribute a clinical-stage and follow-on small molecule drug program and a preclinical stage bioconjugation/next-generation ADC platform. The Company intends to use these product candidates to treat various cancers in a patient-specific, targeted approach.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination, common stock warrant liabilities and stock-based compensation. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K/A other than the additions below.

Leases

Effective January 1, 2021, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in the Company’s leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term and in a similar economic environment. (See Note 6)

In accordance with ASC 842, components of a lease should be allocated between lease components (e.g., land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.). The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. On January 1, 2021, the Company adopted Topic 842 on January 1, 2021, and the adoption resulted in the recording of right-of-use assets and lease liabilities of approximately $3.3 million, which represents the discounted cash flows of the Company’s operating lease.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, the Company adopted this standard without any material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

NOTE 3. BAYER LICENSE

On October 7, 2020, the Company entered into the Bayer License Agreement, which became effective on December 23, 2020 upon the closing of the Business Combination. Pursuant to the Bayer License Agreement, the Company has an exclusive, worldwide, royalty-bearing license under certain Bayer patents and know-how to develop, use, manufacture, commercialize, sublicense and distribute (i) a clinical-stage small molecule drug platform, including a PTEFb inhibitor compound, and (ii) a preclinical stage bioconjugations/next-generation ADC platform, including next-generation ADC compounds.

Following the closing of the Business Combination, the Company paid Bayer a $5.0 million upfront license fee on January 5, 2021.

If the Company achieves all of the development and commercial sales milestones for license products under the Bayer License Agreement for each of the countries and disease indications, the Company would be obligated to pay milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, the Company could be required to pay aggregate milestone payments in excess of $1 billion. In addition to milestone payments, the Company is also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products. As of March 31, 2021, no development and commercial sales milestones under the Bayer License Agreement have been met.

NOTE 4. FAIR VALUE MEASUREMENT

The Company’s financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$27,224	$27,224

Total fair value	$—	$—	$27,224	$27,224

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$32,308	$32,308

Total fair value	$—	$—	$32,308	$32,308

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

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2021	$32,308
Reclassification of warrant liabilities due to warrant exercises	(1,735)
Change in fair value	(3,349)

Balance – March 31, 2021	$27,224

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2021 and December 31, 2020 is as follows:

	As of March 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Option term (years)	4.7	5.0
Volatility (annual)	32.5%	29.4%
Risk-free rate	0.7%	0.4%
Dividend yield (per share)	0%	0%

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases

On December 23. 2020, the Company entered into a 5-year term lease agreement which commenced on January 1, 2021. The annual rent expense is approximately $847,000.

At March 31, 2021, the Company had operating lease liabilities of approximately $3.4 million and right of use assets of approximately $3.4 million, which were included in the condensed consolidated balance sheets.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

For the Three Months ended March 31, 2021
Lease cost
Operating lease cost	$41
Variable lease cost	—

Total operating lease expense	$41

Other information
Operating cash flows from operating leases	$28
Right-of-use assets obtained in exchange for operating lease liabilities	$3,347
Weighted-average remaining lease term – operating leases (years)	4.8
Weighted-average discount rate – operating leases	8%

As of March 31, 2021, future minimum payments during the next five years and thereafter are as follows (in thousands):

Remaining period ended December 31, 2021	$220
Year ended December 31, 2022	807
Year ended December 31, 2023	1,020
Year ended December 31, 2024	1,060
Year ended December 31, 2025	1,102

Total	4,209
Less present value discount	(837)

Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2021	$3,372

NOTE 6. STOCKHOLDERS’ EQUITY

The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of March 31, 2021, and December 31, 2020, there were 14,695,919 shares of common stock (which include 1,231,399 shares of common stock constituting part of the units) and 13,984,441 shares of common stock (which include 2,744,586 shares of common stock constituting part of the units), respectively, and no shares of preferred stock outstanding.

During the three months ended March 31, 2021, certain investors exercised 1,052,961 public warrants for cash. The Company issued 526,478 shares of common stock. The Company subsequently received approximately $6.1 million cash on April 1, 2021.

During the three months ended March 31, 2021, certain investors exercised 185,000 private warrants for cash. The Company issued 185,000 shares of common stock. The Company subsequently received approximately $2.1 million cash on April 1, 2021.

Restricted Shares

A summary of restricted stock activity for the three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	361,168	$0.036
Vested	(44,621)	—

Nonvested at March 31, 2021	316,547	$0.037

As of March 31, 2021, there was approximately $12,000 of unrecognized stock-based compensation related to restricted stock that will be amortized in 3.2 years.

Warrants

As of March 31, 2021, there were 8,895,806 warrants to purchase common stock outstanding, consisting of 5,510,806 public warrants (which include 1,231,399 public warrants constituting part of the units) and 3,385,000 private warrants. Each unit consists of one share of common stock and one public warrant exercisable for one-half of one share of common stock.

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

The public warrants and the private warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging. The remaining private warrants were determined to be liability classified in accordance with ASC 815, Derivatives and Hedging (see note 4).

NOTE 7. EQUITY INCENTIVE PLANS

In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of March 31, 2021, the Company had 3,490,046 shares of common stock reserved for issuance under the 2020 Plan.

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

Stock option activity under the 2020 Plan is as follows (amounts in thousands, except per share amount):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,048	$19.00	10.0	$—
Options granted	966	20.70	10.0	—

Outstanding at March 31, 2021	2,014	$19.82	9.8	$487

Options vested and exercisable at March 31, 2021	491	$18.93	9.8	$183

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.

The Company recognized stock-based compensation of approximately $4.7 million during the three months ended March 31, 2021. The Company didn’t record any stock-based compensation during the three months ended March 31, 2020.

As of March 31, 2021, the Company had stock-based compensation of approximately $16.4 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 3 years.

The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2021:

For the three months ended March 31, 2021
Exercise price	$20.70
Expected term (years)	5.9
Volatility (annual)	75.5%
Risk-free rate	0.8%
Dividend yield (per share)	0%

Total stock-based compensation expense recognized in the three months ended March 31, 2021 was as follows (amounts in thousands):

For the three months ended March 31, 2021
Research and development	$2,678
General and administrative	2,037

Total stock-based compensation expense	$4,715

NOTE 8. NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

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

The following table sets forth the computation of loss per share for the three months ended March 31, 2021 and 2020 (amounts in thousands, except per share number):

	For the three months ended March 31,
	2021	2020
Numerator:
Net loss	$(6,276)	$(4)

Denominator:
Weighted average common shares outstanding, basic and diluted	13,735	4,968

Net loss per common share, basic and diluted	$(0.46)	$(0.00)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amount in thousands):

	For the three months ended March 31,
	2021	2020
Options outstanding	2,014	—
Warrants	8,896	—

Total	10,910	—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed consolidated financial statements were issued. Based upon this review, the Company identified one matter requiring disclosure in the condensed consolidated financial statements.

On April 5, 2021, the Company announced that it would redeem all of its outstanding public warrants to purchase shares of the Company’s common stock that were issued under the Warrant Agreement, dated March 5, 2020, by and between the Company and

Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the Company’s initial public offering, that remained outstanding and unexercised on May 5, 2021, the redemption date, at a redemption price of $0.01 per public warrant. In addition to the $8.2 million of cash received on April 1, 2021 from the exercise of public and private warrants in March 2021, prior to the redemption notice (see note 6), the Company received additional proceeds of approximately $32.5 million from the exercise of additional public and private warrants during the redemption period. Prior to the redemption date, the units were each separated into one share of common stock and one public warrant. Pursuant to the redemption, a total of 40,491 public warrants were unexercised and redeemed by the Company at the redemption price of $0.01 per public warrant.

As of the close of business on May 7, 2021, there were 17,521,075 shares of the Company’s common stock outstanding.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K/A for the year ended December 31, 2020 and with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

On December 23, 2020, LSAC consummated the Business Combination with Legacy Vincera Pharma pursuant to the Merger Agreement. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, LSAC was treated as the “acquired” company for financial reporting purposes. Except as otherwise provided herein, our financial statement presentation includes (1) the results of Legacy Vincera Pharma as our accounting predecessor for periods prior to the completion of the Business Combination, and (2) the results of the combined company for periods after the completion of the Business Combination.

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

License Agreement with Bayer

Following the closing of the Business Combination, we paid Bayer a $5.0 million upfront license fee under the Bayer License Agreement. In addition, we will be responsible for significant development and commercial milestone payments to Bayer as well as ongoing royalties on commercial sales. See the discussion below under “Liquidity and Capital Resources.”

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

Change in Fair Value of Warrant Liabilities

Certain of our private warrants are classified as liabilities pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The change in fair value of warrant liabilities consists of the change in fair value of these private warrants.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended March 31,
	2021	2020	Amount Change
Operating expenses:
General and administrative	$4,791	$4	$4,787

Research and development	4,834	—	4,834

Total operating expenses	9,625	4	9,621

Loss from operations	(9,625)	(4)	(9,621)

Other income
Change in fair value of warrant liabilities	3,349	—	3,349

Total other income	3,349	—	3,349

Net loss	$(6,276)	$(4)	$(6,272)

Research and Development

Research and development expenses increased by $4.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily related to an increase of $2.7 million in stock-based compensation expense, approximately $1.3 million in new employee salaries and $0.8 million of outside services in preparation for our anticipated clinical trials.

General and Administrative

General and administrative expenses increased by approximately $4.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily related to an increase of $2.0 million in stock-based compensation expense, $0.9 million in new employee salaries, and approximately $1.5 million of legal, both general and patent protection and filings, accounting and other professional services in support of our operations as a newly formed public company.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was primarily due to the decrease in the price of our common stock from $20.91 as of December 31, 2020 to $19.30 as of March 31, 2021.

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

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the three months ended
	March 31,
	2021	2020
Net cash used in operating activities	$(3,437)	$—
Net cash used in investing activities	$(5,000)	$—

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to research and development and general and administrative activities. As we continue to ramp up hiring and continue to expand clinical trials of, and seek marketing approval for, our product candidates, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business.

Net cash used in operating activities was approximately $3.4 million for the three months ended March 31, 2021, consisting primarily of internal payroll costs and third party professional services as we build our public company infrastructure and prepare for our anticipated clinical trials. Our net loss during the three months ended March 31, 2021 was approximately $6.3 million, which included approximately $4.7 million related to stock-based compensation and offset by approximately $3.3 million income related to the change in fair value of warrant liabilities.

Cash Flows from Investing Activities

Cash used in investing activities was $5.0 million for the three months ended March 31, 2021, which consisted of the payment to Bayer for the license fee.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative liabilities, accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic (“COVID-19”) and the COVID-19 control responses.

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K/A for the year ended December 31, 2020. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Solely as a result of the material weakness in our internal control over financial reporting discussed elsewhere in this report and in our Form 10-K/A for the year ended December 31, 2020, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As discussed elsewhere in this report and in our Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our control over the accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described elsewhere in this report and in our Form 10-K/A for the year ended December 31, 2020 had not yet been identified. To remediate the material weakness in our internal control over financial reporting discussed above and elsewhere in this report, which was identified following the period covered by this report, we have devoted, and plan to continue to devote, significant effort and resources to the improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects.

PART II

ITEM 1.	Legal Proceedings.

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

In accordance with the terms of the Warrant Agreement, outstanding private warrants to purchase shares of our common stock became exercisable on March 10, 2021. Additionally, Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such private warrants are exercised or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates, and certain of such shares are eligible for sale in the public market under our Registration Statement on Form S-1, which was declared effective on February 9, 2021. Sales, or the potential sales, of substantial numbers of shares in the public market could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.

Sales, or the potential sales, of substantial numbers of shares in the public market by parties to the Lock-up Agreement upon termination of applicable contractual lock-up agreements or by holders of the private warrants upon exercise thereof could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock. Lock-up restrictions pursuant to the Lock-up Agreements terminate on June 23, 2021.

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

We may redeem unexpired private warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making those private warrants worthless.

Our private warrants will be not redeemable by us so long as they are held by their initial purchasers or their affiliates (except for 500,000 private warrants held by Rosedale Park, LLC and 500,000 private warrants held by LifeSci Holders LLC which were amended in connection with the Merger to include a redemption feature substantially the same as the other private warrants). However, if the private warrants are sold to you and you are not an affiliate under the terms of the private warrants, or if you purchase the private warrants that were amended in connection with the Merger to include a redemption feature, we will have the ability to redeem such outstanding private warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last sales price of common stock equals or exceeds $16.50 per share ($20.00 per share for the amended private warrants for 12 months following the Merger) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date we give notice of redemption. If and when the private warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding private warrants could force you (i) to exercise your private warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your private warrants at the then-current market price when you might otherwise wish to hold your private warrants or (iii) to accept the nominal redemption price which, at the time the outstanding private warrants are called for redemption, is likely to be substantially less than the market value of your private warrants.

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

As described elsewhere in this report and in our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for certain of our private warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified with respect to our accounting and reporting for certain of our private warrants see Part I, Item 4, “Controls and Procedures” included in this report.

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

ITEM 2.	Exhibits.

Exhibit No.	Description

2.1+	Merger Agreement by and among LifeSci Acquisition Corp., LifeSci Acquisition Merger Sub Inc., Vincera Pharma, Inc. and Raquel E. Izumi, as representative of the stockholders of Vincera Pharma, Inc., dated September 25, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 30, 2020).

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 11, 2021).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2021).

10.1#	Executive Employment Agreement by and between the Company and Tom C. Thomas, dated January 27, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2020).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
†

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or the “Exchange Act, or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCERX PHARMA, INC.

Date: May 17, 2021	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: May 17, 2021	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer