Form 10-Q
period 2021-06-30
Vincerx Pharma, Inc.
filed 2021-08-12
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2021, there were 17,521,075 shares of the registrant’s common stock outstanding.

i

Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. When used in this report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements, and include but are not limited to:

•	our future financial and business performance;

•	strategic plans for our business and product candidates;

•	our ability to develop or commercialize products;

•	the expected results and timing of clinical trials and nonclinical studies;

•	our ability to comply with the Bayer License Agreement;

•	developments and projections relating to our competitors and industry;

•	our expectations regarding our ability to obtain, develop and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our future capital requirements and the timing of those requirements and sources and uses of cash;

•	our ability to obtain funding for our operations;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	our business, expansion plans and opportunities; and

•	changes in applicable laws or regulations.
These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with preclinical or clinical development and trials, including those conducted prior to our in-licensing;

•	risks related to the rollout of our business and the timing of expected business milestones;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture and commercialize product candidates;

•	general economic, financial, legal, political and business conditions and changes in domestic and foreign markets;

•	changes in applicable laws or regulations;

•	the impact of health epidemics, including the COVID-19 pandemic, on our business;

•	the size and growth potential of the markets for our products, and our ability to serve those markets;

•	market acceptance of our planned products;

•	our ability to raise capital;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report. These forward-looking statements made by us in this report speak only as of the date of this report. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our Annual Report on Form
10-K/A
for the year ended December 31, 2020, definitive proxy statement for the 2021 Annual Meeting of Stockholders, Quarterly Reports on Form
10-Q,
and Current Reports on Form
8-K
filed with the SEC.
You should read this report completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Frequently Used Terms
Unless the context indicates otherwise, references in this report to the “Company,” “Vincerx,” “we,” “us,” “our” and similar terms refer to Vincerx Pharma, Inc. (f/k/a Vincera Pharma, Inc. f/k/a LifeSci Acquisition Corp.) and its consolidated subsidiaries. References to “LSAC” refer to LifeSci Acquisition Corp., our predecessor company prior to the consummation of the Business Combination (as defined below). Additional terms frequently used in this report include the following:

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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A of this report, “Risk Factors,” before deciding whether to invest in our company.

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

•
We are at an early stage in development efforts for our product candidates and we may not be able to successfully develop, manufacture and commercialize our product candidates on a timely basis or at all.

•
There is currently no CDK9 inhibitor, ADC delivering a KSPi warhead or small molecule drug conjugate delivering a new chemical entity payload that has to date been approved by the U.S. Food and Drug Administration, or FDA, and the development of our product candidates may never lead to a marketable product.

•
Our long-term prospects depend in part upon discovering, developing, manufacturing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

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

•	We are a “controlled company” within the meaning of the Nasdaq listing rules and as such are exempt from certain corporate governance requirements.

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,623	$61,792
Prepaid expenses	882	1,104
Other current assets	—	214

Total current assets	86,505	63,110
Right-of-use assets	4,217	—
Property , plant and equipment	228	—
Other assets	187	82

Total assets	$91,137	$63,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	1,830	491
Accrued expenses	2,397	—
Lease liability	360	—
License payable	—	5,000
Due to related parties	—	14
Common stock warrant liabilities	11,097	32,308

Total current liabilities	15,684	37,813
Lease liability, net of current portion	3,858	—

Total liabilities	19,542	37,813

Commitments and contingencies - Note 5
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at June 3 0 , 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 17,521,075 shares and 13,984,441 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	96,569	42,043
Accumulated deficit	(24,975)	(16,665)

Total stockholders’ equity	71,595	25,379

Total liabilities and stockholders’ equity	$91,137	$63,192

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$6,695	$33	$11,486	$37
Research and development	10,698	—	15,532	—

Total operating expenses	17,393	33	27,018	37

Loss from operations	(17,393)	(33)	(27,018)	(37)

Other income
Change in fair value of warrant liabilities	15,359	—	18,708	—

Total other income	15,359	—	18,708	—

Net loss	$(2,034)	$(33)	$(8,310)	$(37)

Net loss per common share, basic and diluted	$(0.12)	$(0.01)	$(0.55)	$(0.01)

Weighted average common shares outstanding, basic and diluted	16,350	5,009	15,050	4,988

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited) (
in thousands
)

	For the Three Months Ended June 30, 2021
	Common Stock		Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2021	14,696	$1	$(8,182)	$56,675	$(22,941)	$25,553
Issuance of common stock from warrant exercises	2,825	—	8,182	32,489	—	40,671
Reclassification of warrant liabilities to equity due to warrant exercises for cash	—	—	—	768	—	768
Stock-based compensation	—	—	—	6,637	—	6,637
Net loss	—	—	—	—	(2,034)	(2,034)

Balance as of June 30, 2021	17,521	$1	$—	$96,569	$(24,975)	$71,595

	For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2021	13,984	$1	$42,043	$(16,665)	$25,379
Issuance of common stock from warrant exercises	3,537	—	40,671	—	40,671
Reclassification of warrant liabilities to equity due to warrant exercises for cash	—	—	2,503	—	2,503
Stock-based compensation	—	—	11,352	—	11,352
Net loss	—	—	—	(8,310)	(8,310)

Balance as of June 30, 2021	17,521	$1	$96,569	$(24,975)	$71,595

	For the Three Months Ended June 30, 2020
	Common Stock		Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of April 1, 2020	5,326	$1	$(1)	$1	$(49)	$(48)
Issuance of restricted stock	174	—	(15)	15	—	—
Stock-based compensation related to restricted stock	—	—	—	1	—	1
Net loss	—	—	—	—	(33)	(33)

Balance as of June 30, 2020	5,500	$1	$(16)	$17	$(82)	$(80)

	For the Six Months Ended June 30, 2020
	Common Stock		Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2020	5,326	$1	$(1)	$1	$(45)	$(44)
Issuance of restricted stock	174	—	(15)	15	—	—
Stock-based compensation related to restricted stock	—	—	—	1	—	1
Net loss	—	—	—	—	(37)	(37)

Balance as of June 30, 2020	5,500	$1	$(16)	$17	$(82)	$(80)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(8,310)	$(37)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,352	1
Amortization of right-of-use assets	(51)	—
Change in fair value of warrant liabilities	(18,708)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	436	—
Other assets	(105)	—
Accounts payable	1,339	34
Accrued expenses	2,397	—
Due to related parties	(14)	2
Lease liabilities	52	—

Net cash used in operating activities	(11,612)	—
Cash Flows from Investing Activities:
Research and development-acquired license	(5,000)	—
Capital expenditures	(228)	—

Net cash used in investing activities	(5,228)	—
Cash Flows from Financing Activities:
Proceeds from warrants exercised for cash	40,671	—

Net cash provided by financing activities	40,671	—
Net increase in cash and cash equivalents	23,831	—
Cash and cash equivalents at the beginning of the period	61,792	—

Cash and cash equivalents at the end of the period	$85,623	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$25	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of restricted stock not yet paid	$—	$15
Reclassification of warrant liabilities to equity due to warrant exercises for cash	$2,503	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$4,166	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTE 1. NATURE OF BUSINESS
LSAC was initially formed on December 19, 2018 as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. In December 2020, the Merger Sub merged with and into Legacy Vincera Pharma, with Legacy Vincera Pharma surviving the Merger as a wholly- owned subsidiary of LSAC. In connection with the Business Combination, LSAC changed its name to Vincera Pharma, Inc., and subsequently in January 2021, changed its name to Vincerx Pharma, Inc. (together with its consolidated subsidiaries, the “Company”).
The Company is a clinical-stage biopharmaceutical company focused on leveraging its extensive development and oncology expertise to advance new therapies intended to address unmet medical needs for the treatment of cancer. The Company’s current pipeline is entirely derived from the Bayer License Agreement (see Note 3), pursuant to which the Company has been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense and distribute a clinical-stage and follow-on
small molecule drug program and a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule drug conjugates. The Company intends to use these product candidates to treat various cancers in a patient-specific, targeted approach.
During the early months of 2020,
COVID-19
emerged and has subsequently spread world-wide. The World Health Organization has declared
COVID-19
a pandemic resulting in federal, state and local governments and private entities mediating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders, and advisories and quarantining people who may have been exposed to the virus. Management continues to evaluate the impact of the
COVID-19
pandemic on its current operations and future plans and take
s
appropriate measures to address any such impact, but there can be no assurance that these efforts will be successful and that the pandemic will not have negative effect on the Company’s financial position and results of its operations
.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the rules and regulations of the SEC. They include the accounts of Vincerx and its wholly-owned subsidiaries VNRX Corp and Vincerx Pharma GmbH. All intercompany accounts and transactions have been eliminated. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
The Business Combination is accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, LSAC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of Legacy Vincera Pharma issuing stock for the net assets of LSAC, accompanied by a recapitalization. As a result, references to the “Company” herein may refer to Legacy Vincera Pharma prior to the consummation of the Business Combination. The acquired net assets of LSAC are stated at historical cost, with no goodwill or other intangible assets recorded.

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
components.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU
2016-02
, Leases (Topic 842
) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. In July 2018, the FASB issued ASU
2018-11,
Leases (Topic 842): Targeted Improvements
, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. On January 1, 2021, the Company adopted Topic 842, and the adoption resulted in the recording of right-of-use
assets and lease liabilities of approximately

$
3.3
 million, which represents the discounted cash flows of the Company’s operating lease prior to the April 2021 lease amendment.

In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
, which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, the Company adopted this standard without any material impact on its condensed consolidated financial statements.
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
NOTE 3. BAYER LICENSE
On October 7, 2020, the Company entered into the Bayer License Agreement, which became effective on December 23, 2020 upon the closing of the Business Combination. Pursuant to the Bayer License Agreement, the Company has an exclusive, worldwide, royalty-bearing license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense and distribute (i) a clinical-stage small molecule drug platform, including a PTEFb inhibitor compound, and (ii) a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule drug conjugates.
Following the closing of the Business Combination, the Company paid Bayer a $5.0 million upfront license fee on January 5, 2021.
If the Company achieves all of the development and commercial sales milestones for license products under the Bayer License Agreement for each of the countries and disease indications, the Company would be obligated to pay milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, the Company could be required to pay aggregate milestone payments in excess of $1 billion. In addition to milestone payments, the Company is also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products. As of June 30, 2021, no development and commercial sales milestones under the Bayer License Agreement have been met
.
NOTE 4. FAIR VALUE MEASUREMENT
The Company’s financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$11,097	$11,097

Total fair value	$—	$—	$11,097	$11,097

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$32,308	$32,308

Total fair value	$—	$—	$32,308	$32,308

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
There were no transfers between Level 1, 2 or 3 during the three- and six-month
periods ended June 30, 2021.
The following table presents changes in Level 3 liabilities measured at fair value for the six-month
period ended June 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2021	$32,308
Reclassification of warrant liabilities due to warrant exercises	(2,503)
Change in fair value	(18,708)

Balance – June 30, 2021	$11,097

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2021 and December 31, 2020 is as follows:

	As of June 30, 2021	As of December 31, 2020
Stock price	$12.99	$20.91
Exercise price	$11.50	$11.50
Option term (years)	4.5	5.0
Volatility (annual)	29.4%	29.4%
Risk-free rate	0.8%	0.4%
Dividend yield (per share)	0%	0%
NOTE 5. COMMITMENTS AND CONTINGENCIES
Leases
On December 23. 2020, the Company entered into a
5-year
term lease agreement which commenced on January 1, 2021. On April 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.1 million.
At June 30, 2021, the Company had operating lease liabilities of approximately $4.2 million and right of use assets of approximately $4.2 million, which were included in the condensed consolidated balance sheets.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

For the Six Months ended June 30, 2021
Lease cost
Operating lease cost	$83
Variable lease cost	—

Total operating lease expense	$83

Other information
Operating cash flows from operating leases	$70
Right-of-use assets obtained in exchange for operating lease liabilities	$4,166
Weighted-average remaining lease term – operating leases (years)	4.5
Weighted-average discount rate – operating leases	8%
As of June 30, 2021, future minimum payments during the next five years and thereafter are as follows (in thousands):

Remaining period ended December 31, 2021	$266
Year ended December 31, 2022	1,015
Year ended December 31, 2023	1,236
Year ended December 31, 2024	1,284
Year ended December 31, 2025	1,336

Total	5,137
Less present value discount	(919)

Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2021	$4,218

NOTE 6. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of June 30, 2021, and December 31, 2020, there were 17,521,075 shares of common stock and 13,984,441 shares of common stock (which include 2,744,586 shares of common stock constituting part of the units), outstanding, respectively, and no shares of preferred stock outstanding.
On April 5, 2021, the Company announced that it would redeem all of its outstanding public warrants to purchase shares of the Company’s common stock that were issued under the Warrant Agreement, dated March 5, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the Company’s initial public offering, that remained outstanding and unexercised on May 5, 2021, the redemption date, at a redemption price of $0.01 per public warrant. In addition to the $6.1 million of cash received on April 1, 2021 from the exercise of public warrants in March 2021, prior to the redemption notice, the Company received additional proceeds of approximately $31.4 million from the exercise of additional public warrants during the redemption period. Prior to the redemption date, the units were each separated into one share of common stock and one public warrant. Pursuant to the redemption, a total of 40,491 public warrants were unexercised as of the redemption date and redeemed by the Company at the redemption price of $0.01 per public warrant.
During the six months ended June 30, 2021, 275,000
private warrants were exercised for cash. The Company

issued
275,000
shares of common stock and subsequently received approximately $
3.2
 million cash in April 2021.

Restricted Shares
A summary of restricted stock activity for the six months ended June 30, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	361,168	$0.036
Vested	(89,241)	—

Nonvested at June 30, 2021	271,927	$0.041

As of June 30, 2021, there was approximately $10,919 of unrecognized stock-based compensation related to restricted stock that will be amortized in 3.0 years.
Warrants
As of June 30, 2021, there were 3,295,000
private
warrants to purchase common stock outstanding. After the redemption described above, no public warrants remain ed
outstanding at June 30, 2021.
Each public warrant entitled the registered holder to purchase one-half
(1/2) of a share of common stock at a price of $11.50 per whole share of common stock, subject to adjustment as discussed below, at any time commencing on the later of one year after the closing of the initial public offering of LSAC or the consummation of a business combination.
Prior to
the redemption described above, the warrants would have expired at 5:00 p.m., New York City time, on December 23, 2025 (five years from the closing of the Company’s initial business combination).
The private warrants are identical to the previously outstanding public
warrants except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share and (ii) such private warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such private warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision substantially identical to that of the public warrants; provided, however, that such redemption rights may not be exercised during the first 12 months following the closing of the Business Combination unless the last sales price of the Company’s common stock has been equal to or greater than $20.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given), in each case so long as they are still held by the initial purchasers or their affiliates. The private warrants purchased by Rosedale Park, LLC, will expire on March 5, 2025, provided that once the private warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons anymore, the private warrants may not be exercised five years following the completion of the Company’s initial business combination.
The previously outstanding public warrants and the private warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging. The remaining private warrants were determined to be liability classified in accordance with ASC 815, Derivatives and Hedging (see note 4).
NOTE 7. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of June 30, 2021, the Company had 3,490,046 shares of common stock reserved for issuance under the 2020 Plan.

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
Stock option activity under the 2020 Plan is as follows (amounts in thousands, except per share amount):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,048	$19.00	10.0	$—
Options granted	2,124	19.02	10.0	—

Outstanding at June 30, 2021	3,172	$19.01	9.7	$15

Options vested and exercisable at June 30, 2021	695	$18.70	9.5	$—

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
The Company recognized stock-based compensation of approximately $6.6 million and $11.4 million during the three- and six-
months ended June 30, 2021, respectively. The Company recorded a de minimus value of stock-based compensation for the comparable periods in 2020.
As of June 30, 2021, the Company had stock-based compensation of approximately $23.0 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.8 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2021:

For the six months ended June 30, 2021
Exercise price	$19.02
Expected term (years)	5.9
Volatility (annual)	75.5%
Risk-free rate	0.9%
Dividend yield (per share)	0%

Total stock-based compensation expense recognized in the three- and six- months ended June 30, 2021 was as follows (amounts in thousands):

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Research and development	$4,401	$7,078
General and administrative	2,236	4,274

Total stock-based compensation expense	$6,637	$11,352

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
The following table sets forth the computation of loss per share for the three- and six-months
ended June 30, 2021 and 2020 (amounts in thousands, except per share number):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(2,034)	$(33)	$(8,310)	$(37)

Denominator:
Weighted average common shares outstanding, basic and diluted	16,350	5,009	15,050	4,988

Net loss per common share, basic and diluted	$(0.12)	$(0.01)	$(0.55)	$(0.01)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amount in thousands):

	For the three and six months ended June 30,
	2021	2020
Options outstanding	3,172	—
Warrants	3,295	—

Total	6,467	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We are a clinical-stage biopharmaceutical company focused on leveraging our extensive development and oncology expertise to advance new therapies intended to address unmet medical needs for the treatment of cancer. Our current pipeline is entirely derived from the Bayer License Agreement, pursuant to which we have been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense and distribute (i) a clinical-stage and follow-on
small molecule drug program and (ii) a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule drug conjugates. We intend to use these product candidates to treat various cancers in a patient- specific, targeted approach. We believe that these product candidates are differentiated from current programs targeting similar cancer biology and, if approved, may improve clinical outcomes of patients with cancer.
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
Research and Development Expense
Research and development expenses consist or will consist of preclinical development of our product candidates and discovery efforts (including conducting preclinical studies), manufacturing development efforts, preparing for and conducting clinical trials and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include or could include:

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
815-40,
Derivatives and Hedging – Contracts in Entity’s Own Equity
. The change in fair value of warrant liabilities consists of the change in fair value of these private warrants.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended June 30,
	2021	2020	Amount Change
Operating expenses:
General and administrative	$6,695	$33	$6,662
Research and development	10,698	—	10,698

Total operating expenses	17,393	33	17,360

Loss from operations	(17,393)	(33)	(17,360)

Other income
Change in fair value of warrant liabilities	15,359	—	15,359

Total other income	15,359	—	15,359

Net loss	$(2,034)	$(33)	$(2,001)

	For the six months ended June 30
	2021	2020	Amount Change
Operating expenses:
General and administrative	$11,486	$37	$11,449
Research and development	15,532	—	15,532

Total operating expenses	27,018	37	26,981

Loss from operations	(27,018)	(37)	(26,981)

Other income	—	—
Change in fair value of warrant liabilities	18,708	—	18,708

Total other income	18,708	—	18,708

Net loss	$(8,310)	$(37)	$(8,273)

Research and Development
Research and development expenses increased by approximately $10.7 million and $15.5 million for the three- and six-months
ended June 30, 2021 compared to the three- and
six-months
ended June 30, 2020, respectively. These increases were primarily related to increases in stock-based compensation expense, new employee salaries and third party clinical and manufacturing services in preparation for our recently initiated clinical trials.
General and Administrative
General and administrative expenses increased by approximately $6.7 million and $11.5 million for the three- and six-months
ended June 30, 2021 compared to the three- and
six-months
ended June 30, 2020, respectively. These increases were primarily related to increases in stock-based compensation expense, new employee salaries, and legal, both general and patent protection and filings, accounting and other professional services in support of our operations as a public company.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was primarily due to the decrease in the closing price of our common stock from $20.91 as of December 31, 2020 to $12.99 as of June 30, 2021.

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
We will also be responsible for significant payments to Bayer under the Bayer License Agreement. We paid Bayer an upfront license fee of $5.0 million following the closing of the Business Combination. In addition, we will also be responsible to Bayer for significant future contingent payments under the Bayer License Agreement upon the achievement of certain development and commercial sales milestones as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments will vary greatly depending on factors such as the particular licensed product, whether it involves a PTEFb licensed product or a bioconjugation licensed product (and which bioconjugation program), the number of distinct disease indications, the number of different countries with respect to which the milestone is achieved and the level of net commercial sales, and it is therefore difficult to estimate the total payments that could become payable to Bayer and when those payments would be due. If we achieve all of the milestones for each of the countries and disease indications, we would be obligated to pay development and commercial milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, we could be required to pay aggregate milestone payments in excess of $1.0 billion. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. In addition to milestone payments, we are also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products.
We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. On April 5, 2021, we announced that we would redeem all of our outstanding public warrants to purchase shares of our common stock that were issued under the Warrant Agreement, dated March 5, 2020, by and between us and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the Company’s initial public offering, that remained outstanding and unexercised on May 5, 2021, the redemption date, at a redemption price of $0.01 per public warrant. In addition to the $6.1 million of cash received on April 1, 2021 from the exercise of public warrants in March 2021, prior to the redemption notice, we received additional proceeds of approximately $31.4 million from the exercise of additional public warrants during the redemption period. During the six months ended June 30, 2021, we also received approximately $3.2 million cash upon the exercise of 275,000 private warrants. At June 30, 2021, we had approximately $85.6 million in cash and cash equivalents. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs and certain of the milestone payments under the Bayer License Agreement. Based on our current business plans, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements through at least the next 12 months. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in fewer cash and cash equivalents available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.
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
We are continuing to assess the effect that the
COVID-19
pandemic may have on our business and operations. The extent to which
COVID-19
may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of,
COVID-19
may be difficult to assess or predict, a widespread and continuing pandemic could result in significant disruption of global financial and business markets, reducing our ability to access capital and conduct our operations as anticipated, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of
COVID-19
could materially affect our business and the value of our common stock.

Cash Flows
The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the six months ended June 30,
	2021	2020
Net cash used in operating activities	$(11,612)	$—
Net cash used in investing activities	$(5,228)	$—
Net cash provided by financing activities	$40,671	$—
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
Net cash used in operating activities was approximately $11.6 million for the six months ended June 30, 2021, consisting primarily of internal payroll costs and third-party professional services as we build our public company infrastructure and prepare for and conduct our clinical trials. Our net loss during the six months ended June 30, 2021 was approximately $8.3 million, which included approximately $11.4 million related to stock-based compensation and offset by approximately $18.7 million income related to the change in fair value of warrant liabilities.
Cash Flows from Investing Activities
Cash used in investing activities was approximately $5.2 million for the six months ended June 30, 2021, which consisted of the payment to Bayer for the license fee and approximately $0.2 million for the purchase of furniture and fixtures for our facility lease.
Cash Flows from Financing Activities
Cash provided by financing activities was approximately $40.7 million for the six months ended June 30, 2021, which consisted of the proceeds received from the exercise of our public warrants and certain of our private warrants.
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
On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative liabilities, accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing
COVID-19
pandemic and the other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”
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
Changes in Internal Control over Financial Reporting
As discussed elsewhere in this report and in our Form
10-K/A
for the year ended December 31, 2020, during the period covered by this report, we identified a material weakness in our control over the accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.

To remediate the material weakness in our internal control over financial reporting discussed above and elsewhere in this report, we have devoted, and plan to continue to devote, significant effort and resources to the improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects.

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
and licensed
product-by-licensed
product basis until there are no remaining royalty payment obligations in the relevant country and can be terminated earlier by Bayer in the event that we materially breach our material obligations, that bankruptcy or other insolvency proceedings are instituted against us or that we seek to revoke or challenge the validity of any licensed patents. If, for any reason, the Bayer License Agreement is terminated or we otherwise lose important rights, it would have a significant and adverse effect on our business and our ability to develop and commercialize our current product candidates, raise capital or continue our operations.
The Bayer License Agreement imposes on us obligations relating to development, commercialization, funding, payment, diligence, intellectual property protection and other matters. We paid Bayer an upfront license fee of $5.0 million following the closing of the Business Combination. In addition, we are obligated to make significant future payments to Bayer upon the achievement of certain development and commercial sales milestones involving licensed products. The size and timing of these milestone payments will vary greatly depending on factors such as the particular licensed product, whether it involves a PTEFb licensed product or a bioconjugation licensed product (and which bioconjugation program), the number of distinct disease indications, the number of different countries with respect to which the milestone is achieved and the level of net commercial sales, and it is therefore difficult to estimate the total payments that could become payable to Bayer and when those payments would be due. If we were to achieve all of the milestones for each of the countries and disease indications, we would be obligated to pay development and commercial milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, we could be required to pay aggregate milestone payments in excess of $1.0 billion. In addition to milestone payments, we are also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products. To the extent we are able to achieve any of these milestones, many of them would be achieved, and the related milestone payments owed, before we are able to generate sufficient revenues (or any revenues in the case of development milestones). Accordingly, we will need to obtain substantial additional funding in order to pay these milestones, and there can be no assurance that we will be able to obtain the necessary funding on acceptable terms or at all. If we are unable to raise the necessary additional funding, we would be in breach of the Bayer License Agreement, which if not cured would give Bayer the right to terminate the agreement or seek other remedies, which would have a significant and adverse effect on our business and our ability to develop and commercialize our current product candidates, raise capital or continue our operations.

We rely to a significant extent on the preclinical and clinical trial data provided by Bayer in assessing the viability of our product candidates, and such preclinical and clinical trial data has not been verified by us or any independent third parties.
We currently license all of our product candidates from Bayer pursuant to the Bayer License Agreement. Our present development involving these product candidates relies to a significant extent upon previous preclinical and clinical trials conducted by Bayer or other third parties over whom we had no control and before we in-licensed
the product candidates. We are relying on the results of these preclinical studies and from unaudited clinical trial data from investigator reports that are subject to change. As is typical for Phase 1 studies, such as VIP152, no independent review committee has reviewed the data. Furthermore, if we are unable to replicate the results from Bayer’s preclinical or clinical trials in our preclinical or clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates. Although we are not currently aware of any such problems, any problems that emerge with preclinical or clinical development conducted prior to our in-licensing
may affect future results or our ability to document prior development and to conduct clinical trials, which could delay, limit, increase the cost of or prevent regulatory approval for our product candidates.
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
VIP152 is a novel PTEFb/CDK9 inhibitor and its potential therapeutic benefit is unproven. While several CDK9 inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting CDK9 for the treatment of cancers, and, as a result, the regulatory pathway for VIP152 may present novel issues that could cause delays in development or approval. While results from early clinical trials of VIP152 have shown tolerable side effects and a reduction in MCL1 and MYC mRNA, VIP152 may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for VIP152 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although Bayer has evaluated VIP152 in preclinical studies and in early-stage clinical trials, VIP152 has not yet advanced into a large-scale, pivotal clinical trial for any indication. Positive results from early-stage clinical trials are not necessarily predictive of the results of planned clinical trials of VIP152. If we cannot replicate the positive results from Bayer’s Phase 1 clinical trial in our clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize VIP152. As a result, our focus on exploring PTEFb inhibition may fail to result in the identification of viable additional indications for VIP152. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize VIP152, raise capital, expand our business or continue our operations.
VIP943, VIP924 and VIP236 are part of a novel bioconjugation platform, and their potential therapeutic benefits are unproven. These product candidates are still in the preclinical phase and we do not anticipate beginning clinical trials for any of them until late 2022 or early 2023. Furthermore, we may never develop any of the product candidates in our bioconjugation platform. While several bioconjugation and ADC candidates are under development by other companies, there is currently no approved bioconjugation therapy using our proprietary cytotoxin (a modified CPT payload derived from SN38, a well-known cytotoxic drug and active metabolite of irinotecan) or an ADC using KSPi and Cell Trapper
™
. We may uncover a previously unknown risk associated with KSPi or our SN38 derived payload, our Cell Trapper technology may not be as impermeable as initial testing suggest, our linker technology may not be as effective as initial testing suggests, or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional preclinical and clinical testing. While results from preclinical trials of VIP943, VIP924 and VIP236 in mouse xenograft models have shown proof-of-concept
for each, VIP943, VIP924 and VIP236 may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. If the KSPi warhead or SN38 derived payload that we use is not safe in certain product candidates, we would be required to abandon or redesign all of our current lead ADC or SMDC product candidates. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of VIP943, VIP924 and VIP236 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although Bayer has evaluated VIP943, VIP924 and VIP236 in preclinical studies, VIP943, VIP924 and VIP236 have not yet advanced into clinical-stage trials for any indication. Positive results from preclinical trials are not necessarily predictive of the results of planned clinical trials of VIP943, VIP924 and VIP236.
There is currently no CDK9 inhibitor, ADC delivering a KSPi warhead or small molecule drug conjugate delivering an SN38 derived payload that has to date been approved by the FDA, and the development of our product candidates may never lead to a marketable product.
We have not received regulatory approval for any of our product candidates and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. We may not succeed in demonstrating safety and efficacy of (i) VIP152 in the ongoing Phase 1 clinical trials or in larger-scale clinical trials or (ii) VIP943, VIP924 and VIP236 in preclinical studies, clinical trials or in large-scale clinical trials. Advancing VIP152 as a PTEFb/CDK9 inhibitor, VIP943 and VIP924 as ADCs delivering a KSPi warhead, or VIP236 as an SMDC delivering an SN38 derived payload creates significant challenges for us, including:

•	obtaining marketing approval, as the FDA or other regulatory authorities have never approved a CDK9 inhibitor, KSPi, KSPi warhead, or SMDC delivering an SN38 derived payload;

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
Our long-term prospects depend in part upon discovering, developing, manufacturing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for, manufacture and commercialize product candidates beyond those we currently have in preclinical and clinical development. A product candidate can unexpectedly fail at any stage of manufacturing and preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
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
Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.
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
Adverse or inconclusive results from our clinical trials may substantially delay, or halt entirely, any further development of our product candidates. Many companies have failed to demonstrate the safety or effectiveness of product candidates in later stage clinical trials notwithstanding favorable results in early-stage clinical trials. Previously unforeseen and unacceptable side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA denying approval of our product candidates. We will need to demonstrate safety and efficacy for specific indications of use, and monitor safety and compliance with clinical trial protocols and other good clinical practice requirements throughout the development process. To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our product candidates.
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
Drs. Ahmed M. Hamdy and Raquel E. Izumi were the principal
co-founders
of Acerta Pharma BV, the company that developed CALQUENCE
®
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
We or the third parties upon whom we depend may be adversely affected by natural disasters, health epidemics and other natural or man-made
accidents or incidents, including the impact of climate change, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, health epidemic, such as the ongoing
COVID-19
pandemic, power shortage, telecommunication failure or other natural or man-made
accidents or incidents, including the impact of climate change, that result in us being unable to fully use our facilities, or those of our third party contract manufacturers, or conduct our preclinical studies or clinical trials may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or the interruption of our business operations for a substantial period of time.
The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, there can be no assurance that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs and commercialization efforts may be harmed.

Our business and operations would be adversely affected in the event that our computer systems or those of our partners, contract research organizations, contractors, consultants or other third parties we work with were to suffer system failures, cyber-attacks, loss of data or other security incidents or we fail to comply with applicable data security and privacy laws, regulations and standards.
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
In addition, we must comply with increasingly complex and rigorous, and sometimes conflicting, laws, regulations and standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, and California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws, regulations and standards (including implementation of the privacy and process enhancements called for under GDPR and CCPA) can be costly and time consuming, and any failure to comply with these laws, regulations and standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information, including any breach, loss or compromise of clinical trial participant personal data, could also result in violation of data privacy laws, regulations and standards, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on our business and operations.
Risks Related to Our Financial Position and Need for Additional Capital
We are at an early stage of development as a company and our limited operating history may make it difficult to evaluate our ability to succeed.
We commenced operations in March 2019, and our operations to date have been largely focused on licensing our product candidates, raising capital, building our management team and infrastructure and conducting preclinical studies and early clinical trials. We have not yet demonstrated an ability to obtain regulatory approvals, manufacture products on a commercial scale, or partner with contract manufacturing organizations to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products. Moreover, we will need to eventually transition from a company with a development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.
We have incurred net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and, prior to the Business Combination, have financed our operations principally through loans and other debt. Our losses have resulted principally from expenses incurred in connection with licensing our product candidates from Bayer, raising capital, building our management team and business infrastructure and conducting preclinical studies and early clinical trials. Our lead product candidate, VIP152, is in Phase 1 clinical trials, and we intend to continue its clinical development in patients with MYC or MCL1- driven hematologic and solid tumors to obtain clinical proof-of-concept
in indications with unmet medical needs by the middle of 2022. Our lead ADC product candidates, VIP943 and VIP924, are in preclinical development, and we do not expect them to begin clinical trials until the end of 2022 through the beginning of 2024, respectively. Our SMDC product candidate, VIP236, is in preclinical development, and we do not expect it to begin clinical trials until at least the first half of 2022. Our other product candidates are in the preclinical stage. As a result, we expect that it will be several years, if ever, before we have a commercialized product and are able to generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period
comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, need to raise additional capital and ability to achieve and maintain profitability.
We require substantial capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, VIP152, VIP943, VIP924, VIP236 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. These expenditures will include payments associated with the Bayer License Agreement and development and commercial milestones, in each case prior to generating any product sales. Additionally, following commencement of any commercial sales of our licensed products, we will be responsible for significant further payments upon the achievement of certain sales milestones and tiered royalty payments on net commercial sales.
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
As of June 30, 2021, we had approximately $85.6 million in cash and cash equivalents. We intend to use our existing cash and cash equivalents to advance and expand our preclinical and clinical programs, including to fund additional monotherapy and combination clinical studies for our product candidates, and for working capital and other general corporate purposes. Based on current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditure requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in fewer cash and cash equivalents available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.
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
Because of the numerous risks and uncertainties associated with biotechnology product development and commercialization, we are unable to accurately predict whether and when we will achieve profitability. If we are required by the FDA or any comparable regulatory authority in other jurisdictions to perform preclinical studies or clinical trials in addition to those we currently expect to conduct, or if there are any delays or complications in completing preclinical studies of our product candidates or, if preclinical studies are successful, in submitting an Investigational New Drug (“IND”) application, a Biologics License Application (“BLA”) or a New Drug Application (“NDA”) to the FDA, manufacturing clinical trial supplies and completing clinical trials for our product candidates, our expenses could increase substantially and our ability to achieve profitability could be further delayed. As we obtain certain developmental, regulatory and sales milestones, we will be responsible for contingent payments and royalties to Bayer under the Bayer License Agreement.
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
We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes most if not all of the risks associated with FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Any delay or failure in obtaining foreign regulatory approval for a product candidate would have a material and adverse effect on our ability to generate revenue from such product candidate in that foreign jurisdiction.
Our current or future product candidates may cause adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
If our product candidates are associated with a high and unacceptable severity and prevalence of side effects or unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Such results could result in a more restrictive label, implementation of a Risk Evaluation and Mitigation Strategy or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities and may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.
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
Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates and not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, implementation of a Risk Evaluation and Mitigation Strategy, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.
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
Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
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
We may choose to conduct international clinical trials. The acceptance of study data by the FDA, European Medicines Agency or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to current good clinical practice requirements; and
(3) the FDA is able to validate the data through an
on-site
inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, European Medicines Agency or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, European Medicines Agency or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
Our activities relating to the sale and marketing of our products will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether or not our activities comply with these complex legal requirements. Violations are punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the product from coverage under governmental healthcare programs, including Medicare and Medicaid. If the government were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, for violations of any of these legal requirements, this could have a material adverse effect on our business, including our stock price. Our activities could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations, the difficulties in interpreting and applying these legal requirements, and the high degree of prosecutorial resources and attention being devoted to the biopharmaceutical industry and healthcare fraud by law enforcement authorities. During the last few years, numerous biopharmaceutical companies have paid multi- million dollar fines and entered into burdensome settlement agreements for alleged violation of these requirements, and other companies are under active investigation. Although we have developed and implemented corporate and field compliance programs as part of our commercialization efforts, we cannot assure you that we or our employees, directors or agents were, are or will be in compliance with all laws and regulations or that we will not come under investigation, allegation or sanction.
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
In addition, we are subject to the Foreign Corrupt Practices Act and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The Foreign Corrupt Practices Act generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a
non-U.S.
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
We currently license all of our product candidates from Bayer pursuant to the Bayer License Agreement. Our present development involving these product candidates relies to a significant extent upon previous development conducted by Bayer or other third parties over whom we had no control and before we in-licensed
the product candidates. To receive regulatory approval of a product candidate, we must present all relevant data and information obtained during its development, including research conducted prior to our licensure of the product candidate. Although we are not currently aware of any such problems, any problems that emerge with preclinical or clinical development conducted prior to our in-licensing
may affect future results or our ability to document prior development and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our product candidates.

Our manufacturing processes are complex, and we have no manufacturing capability and will initially rely on third-party manufacturers for the development, clinical trials and commercialization of any product candidate we may develop or sell.
The processes for manufacturing our product candidates, particularly our bioconjugation product candidates, are very complex and take significant time and resources to develop and implement. In addition, our supply chain of raw materials, consumables, intermediates, drug substances and drug products for use in our clinical trials and, if approved by regulatory authorities, commercialization rely on a worldwide supply chain. We do not currently operate our own manufacturing facilities or have our own manufacturing capabilities for clinical or commercial production of our product candidates under development and intend to initially rely on third-party manufactures for any such manufacturing. Third-party manufacturers that have the capabilities, processes and expertise that we need for our product candidates and that can meet our quality standards may be difficult to identify or retain. We anticipate relying on a limited number of third-party manufacturers until such time, if any, as we decide, to expand our operations to include manufacturing capabilities.
If the FDA or comparable foreign regulatory authorities approve any of our product candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities, and we may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Until such time, if any, that we directly control the manufacturing of our product candidates, we will have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel, and we will be dependent on our third-party manufacturing partners for compliance with current cGMP requirements for the manufacture of our product candidates. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, if any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we may not own, or may have to share, the intellectual property rights to such innovations.
Any inability to identify and retain third-party manufacturers or performance failure on the part of such manufacturers, or a disruption in our supply chain as a result of political unrest, trade disputes or otherwise, could delay our clinical trials and development, regulatory approval of our product candidates, commercialization of our product candidates or our ability to sell our commercial products, resulting in additional losses and depriving us of potential product revenues.
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
For biologics subject to approval by the FDA via a BLA, such as VIP943 and VIP924, the Biologics Price Competition and Innovation Act provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell biosimilar or interchangeable versions of brand name biological products. If a biosimilar applicant successfully challenges our asserted patent claims, it could result in the invalidation of, or render unenforceable, some or all our relevant patent claims or result in a finding of non-infringement.
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

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common stock to decline.
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
Prior to our initial public offering in March 2020, there was no public market for our common stock, and an active and liquid public market for our stock may not develop or be sustained. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the oncology industry in general;

•	operating and share price performance of other companies that investors deem comparable to us;

•	our ability to develop or commercialize products;

•	results of our clinical trials and nonclinical studies;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements and obtain regulatory approvals;

•	our ability to obtain and maintain proprietary protection for its current and future product candidates;

•	commencement of, or involvement in, litigation involving us;

•	capital requirements and capital raising activities, such as issuances of securities or the incurrence of debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of shares of common stock by our executive officers or significant stockholders, or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
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
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
There could be potential conflicts of interest between us and the certain of our stockholders, which includes some of our executive officers, due to their control of our board of directors.
Pursuant to a Voting and Support Agreement entered into among the Legacy Holders and certain other stockholders in connection with the Business Combination (the “Voting Agreement”), certain of our stockholders, including Dr. Ahmed M. Hamdy, our Chief Executive Officer and Chairman of our board of directors, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, have the right to designate seven of the nine members to our board of directors. As a result, unless and until the parties to the Voting Agreement collectively own less than a majority of our common stock then outstanding or the Voting Agreement terminates, these stockholders could effectively control and direct our board of directors, which in turn may create issues if and to the extent our interests and those of these stockholders diverge. We have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of such directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case
basis.
We are a “controlled company” within the meaning of the Nasdaq listing rules and as such are exempt from certain corporate governance requirements.
The listing rules of Nasdaq define a “controlled company” as a company in which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. The Legacy Holders (including Dr. Ahmed M. Hamdy, our Chief Executive Officer and Chairman of our board of directors, and Dr. Raquel E. Izumi, our President and Chief Operations Officer), the Sponsor, LifeSci Holdings LLC, Rosedale Park, LLC and certain other LSAC stockholders who are parties to the Voting Agreement hold in the aggregate more than 50% of the voting power for our board of directors and by virtue of being parties to the Voting Agreement have the right to elect all of the members of our board of directors. As a result, we are a “controlled company” within the meaning of the Nasdaq listing rules. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on Nasdaq, including the requirement that our compensation committee and nominating and corporate governance committee be composed entirely of “independent” directors (as defined by the Nasdaq listing rules). As a “controlled company,” our board of directors is not required to include a majority of “independent” directors. Should the interests of the parties to the Voting Agreement differ from those of other stockholders, it is possible that the other stockholders might not be afforded such protections as might exist if our board or committees of our board were required to have a majority, or be composed exclusively, of directors who were independent of the parties to the Voting Agreement or our management. Even though we are a controlled company, we intend to comply with the rules of the SEC and Nasdaq relating to such independence requirements with respect to the composition of our board and the compensation and nominating and corporate governance committees, as applicable to companies which are not “controlled companies.”
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
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

The
Lock-Up
Agreements entered into with each Legacy Holder and each person or entity who acquired shares in connection with the dissolution of the Sponsor terminated on June 23, 2021. Sales, or the potential sales, of substantial numbers of shares in the public market by parties to the
Lock-up
Agreement following such termination or by holders of the private warrants upon exercise thereof could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd- Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. In addition, we will incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to use this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
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
As of June 30, 2021, each of Dr. Ahmed M. Hamdy, our Chief Executive Officer and Chairman of our board of directors, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, beneficially owns, directly or indirectly, approximately ____% of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately ____% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation and approval of significant corporate transactions. In addition, certain of these individuals are party to the Voting Agreement, and have the right to elect all of the members of our board of directors. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

We identified a material weakness in our internal control over financial reporting that resulted in a restatement of our consolidated financial statements for the year ended December 31, 2020. This material weakness, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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

ITEM 2.	Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2021).

10.1	Vincerx Pharma, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-257042) filed on June 11, 2021).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VINCERX PHARMA, INC.

Date: August 12, 2021	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: August 12, 2021	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer