Form 10-Q
period 2021-09-30
Vincerx Pharma, Inc.
filed 2021-11-12
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, there were 21,021,075 shares of the registrant’s common stock outstanding.

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
These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with preclinical or clinical development and trials, including those conducted prior to our in-licensing;

•	risks related to the rollout of our business and the timing of expected business milestones;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture and commercialize product candidates;

•	general economic, financial, legal, political and business conditions and changes in domestic and foreign markets;

•	changes in applicable laws or regulations;

•	the impact of natural disasters, including climate change, and the impact of health epidemics, including the COVID-19 pandemic, on our business;

•	the size and growth potential of the markets for our products, and our ability to serve those markets;

•	market acceptance of our planned products;

•	our ability to raise capital;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”
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
Frequently Used Terms
Unless the context indicates otherwise, references in this report to the “Company,” “Vincerx,” “we,” “us,” “our” and similar terms refer to Vincerx Pharma, Inc. (f/k/a Vincera Pharma, Inc. f/k/a LifeSci Acquisition Corp.) and its consolidated subsidiaries. References to “LSAC” refer to LifeSci Acquisition Corp., our predecessor company prior to the consummation of the Business Combination (as defined below). Additional terms frequently used in this report include the following:

•	“ADC” means antibody-drug conjugate.

•	“BLA” means a biologics license application.

•	“Business Combination” means the Merger and the other transactions described in the Merger Agreement.

•	“Bylaws” means our amended and restated bylaws.

•	“Certificate of Incorporation” means our second amended and restated certificate of incorporation, as amended.

•	“cGMP” means current Good Manufacturing Practice.

•	“common stock” means our common stock, $0.0001 par value per share.

•	“Earnout Shares” means certain rights to common stock after the closing of the Business Combination that Legacy Holders may be entitled to receive pursuant to the Merger Agreement.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

•	“FDA” means the U.S. Food and Drug Administration.

•	“IND” means an investigational new drug application.

•	“KSPi” means kinesin spindle protein inhibitor.

•	“Legacy Holders” means the stockholders of Legacy Vincera Pharma immediately prior to the Business Combination.

•	“Legacy Vincera Pharma” means Vincera Pharma, Inc. prior to the consummation of the Business Combination, which changed its name to VNRX Corp. following the Business Combination.

•
“Merger” means the merger of Merger Sub with and into Legacy Vincera Pharma, with Legacy Vincera Pharma surviving as the surviving company and as a wholly-owned subsidiary of LSAC, which occurred on December 23, 2020.

•	“Merger Agreement” means that certain Merger Agreement, dated September 25, 2020, by and among LSAC, Merger Sub, Legacy Vincera Pharma and Raquel E. Izumi, as the representative of the Legacy Holders.

•	“Merger Sub” means LifeSci Acquisition Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LSAC at the time of the Business Combination.

•	“NDA” means a new drug application.

•	“PTEFb/CDK9” means positive transcription elongation factor beta/cyclin-dependent kinase 9.

•	“Securities Act” means the Securities Act of 1933, as amended.

•	“Sponsor” means LifeSci Investments, LLC, LSAC’s sponsor and an entity affiliated with LifeSci Capital LLC, which was dissolved effective January 28, 2021.

•	“Warrant Agreement” means that certain Warrant Agreement, dated March 5, 2020, between LSAC and the Continental Stock Transfer & Trust Company.
Vincerx
™
, Vincerx Pharma
™
, the Vincerx Wings logo design and CellTrapper
™
are our trademarks or registered trademarks. This report may also contain trademarks and trade names that are the property of their respective owners.

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

•
There is currently no CDK9 inhibitor, ADC delivering a KSPi warhead or small molecule drug conjugate delivering a new chemical entity payload that has to date been approved by the FDA, and the development of our product candidates may never lead to a marketable product.

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

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,796	$61,792
Prepaid expenses	452	1,104
Other current assets	—	214

Total current assets	123,248	63,110
Right-of-use assets	4,169	—
Property plant and equipment	250	—
Other assets	1,758	82

Total assets	$129,425	$63,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,259	$491
Accrued expenses	4,668	—
Lease liability	532	—
License payable	—	5,000
Due to related parties	—	14
Common stock warrant liabilities	17,703	32,308

Total current liabilities	25,162	37,813
Lease liability, net of current portion	3,637	—

Total liabilities	28,799	37,813

Commitments and contingencies—Note 5
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 21,021,075 shares and 13,984,441 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	150,142	42,043
Accumulated other comprehensive loss	(19)	—
Accumulated deficit	(49,499)	(16,665)

Total stockholders’ equity	100,626	25,379

Total liabilities and stockholders’ equity	$129,425	$63,192

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$5,720	$305	$17,206	$342
Research and development	12,211	—	27,743	—

Total operating expenses	17,931	305	44,949	342

Loss from operations	(17,931)	(305)	(44,949)	(342)

Other income (expense)
Change in fair value of warrant liabilities	(6,606)	—	12,102	—
Other income (expense)	13	(2)	13	(2)

Total other income (expense)	(6,593)	(2)	12,115	(2)

Net loss	(24,524)	(307)	(32,834)	(344)
Other comprehensive loss:
Net foreign currency translation loss	(19)	—	(19)	—

Comprehensive loss	$(24,543)	$(307)	$(32,853)	$(344)

Net loss per common share, basic and diluted	$(1.39)	$(0.06)	$(2.06)	$(0.07)

Weighted average common shares outstanding, basic and diluted	17,694	5,076	15,941	5,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited) (
in thousands
)

	For the Three Months Ended September 30, 2021
	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of July 1, 2021	17,521	$1	$96,569	$—	$(24,975)	$71,595
Issuance of common stock from private placement, net of transaction costs of $3,251	3,500	1	47,498	—	—	47,499
Stock-based compensation	—	—	6,075	—	—	6,075
Cumulative translation adjustment	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(24,524)	(24,524)

Balance as of September 30, 2021	21,021	$2	$150,142	$(19)	$(49,499)	$100,626

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of January 1, 2021	13,984	$1	$42,043	$—	$(16,665)	$25,379
Issuance of common stock from private placement, net of transaction costs of $3,251	3,500	1	47,498	—	—	47,499
Issuance of common stock from warrant exercises	3,537	—	40,671	—	—	40,671
Reclassification of warrant liabilities to equity due to warrant exercises for cash	—	—	2,503	—	—	2,503
Stock-based compensation	—	—	17,427	—	—	17,427
Cumulative translation adjustment	—	—	—	(19)	—	(19)
Net loss	—	—	—		(32,834)	(32,834)

Balance as of September 30, 2021	21,021	$2	$150,142	$(19)	$(49,499)	$100,626

	For the Three Months Ended September 30, 2020
	Common Stock		Subscription	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Deficit
Balance as of July 1, 2020	5,500	$1	$(16)	$17	$(82)	$(80)
Proceeds from founders	—	—	16	(16)	—	—
Stock-based compensation related to restricted stock	—	—	—	3	—	3
Net loss	—	—	—	—	(307)	(307)

Balance as of September 30, 2020	5,500	$1	$—	$4	$(389)	$(384)

	For the Nine Months Ended September 30, 2020
	Common Stock		Subscription	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2020	5,326	$1	$(1)	$1	$(45)	$(44)
Proceeds from founders	—	—	16	(16)	—	—
Issuance of restricted stock	174	—	(15)	15	—	—
Stock-based compensation related to restricted stock	—	—	—	4	—	4
Net los s	—	—	—	—	(344)	(344)

Balance as of September 30, 2020	5,500	$1	$—	$4	$(389)	$(384)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the nine months ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(32,834)	$(344)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17,427	4
Amortization of right-of-use assets	(3)	—
Change in fair value of warrant liabilities	(12,102)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	866	—
Other assets	(1,676)	—
Accounts payable	1,749	191
Accrued expenses	4,668	—
Due to related parties	(14)	5
Lease liabilities	3	—

Net cash used in operating activities	(21,916)	(144)

Cash Flows from Investing Activities:
Research and development-acquired license	(5,000)	—
Capital expenditures	(250)	—

Net cash used in investing activities	(5,250)	—

Cash Flows from Financing Activities:
Proceeds from private placement, net of transaction costs	47,499	—
Proceeds from warrants exercised for cash, net of redemption cost	40,671	—
Proceeds from Founders	—	1
Proceeds from issuance of notes payable to related parties	—	200
Payments of deferred offering costs	—	(21)

Net cash provided by financing activities	88,170	180

Net increase in cash and cash equivalents	61,004	36
Cash at the beginning of the period	61,792	—

Cash at the end of the period	$122,796	$36

Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$—
Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liabilities to equity due to warrant exercises for cash	$2,503	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$4,169	$—
Deferred offering costs included in accounts payable	$—	$418
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
During the early months of 2020,
COVID-19
emerged and has subsequently spread world-wide. The World Health Organization has declared
COVID-19
a pandemic resulting in federal, state and local governments and private entities mediating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders, and advisories and quarantining people who may have been exposed to the virus. Management continues to evaluate the impact of the
COVID-19
pandemic on its current operations and future plans and takes appropriate measures to address any such impact, but there can be no assurance that these efforts will be successful and that the pandemic will not have negative effect on the Company’s financial position and results of its operations.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
s
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
components.
Foreign Currency Translation and Transaction Gains and Losses
Non-U.S. entity operations are recorded in the functional currency of each entity. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss within stockholders’ equity. Foreign currency transaction gains and losses are recorded in Other income (expense), net, on our Condensed Consolidated Statements of Operations. Net foreign currency transaction gains and losses were not material for all periods presented.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU
2016-02,
Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. In July 2018, the FASB issued ASU
2018-11,
Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. On January 1, 2021, the Company adopted Topic 842, and the adoption resulted in the recording of right-of-use
assets and lease liabilities of approximately $3.3 million, which represents the discounted cash flows of the Company’s operating lease prior to the April 2021 lease amendment.
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
If the Company achieves all of the development and commercial sales milestones for license products under the Bayer License Agreement for each of the countries and disease indications, the Company would be obligated to pay milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, the Company could be required to pay aggregate milestone payments in excess of $1 billion. In addition to milestone payments, the Company is also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products. As of September 30, 2021, no development and commercial sales milestones under the Bayer License Agreement have been met.
NOTE 4. FAIR VALUE MEASUREMENT
The Company’s financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$17,703	$17,703

Total fair value	$—	$—	$17,703	$17,703

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$32,308	$32,308

Total fair value	$—	$—	$32,308	$32,308

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
There were no transfers between Level 1, 2 or 3 during the three- and nine-month periods ended September 30, 2021.
The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2021	$32,308
Reclassification of warrant liabilities due to warrant exercises	(2,503)
Change in fair value	(12,102)

Balance – September 30, 2021	$17,703

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 and December 31, 2020 is as follows:

	As of September 30, 2021	As of December 31, 2020
Stock price	$16.17	$20.91
Exercise price	$11.50	$11.50
Option term (years)	4.2	5.0
Volatility (annual)	29.3%	29.4%
Risk-free rate	0.8%	0.4%
Dividend yield (per share)	0%	0%
NOTE 5. COMMITMENTS AND CONTINGENCIES
Leases
On December 23. 2020, the Company entered into a
5-year
term lease agreement which commenced on January 1, 2021. On April 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.1 million.
At September 30, 2021, the Company had operating lease liabilities of approximately $4.2 million and right of use assets of approximately $4.2 million, which were included in the condensed consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

For the Nine Months ended September 30, 2021
Lease cost
Operating lease cost	$216
Variable lease cost	—

Total operating lease expense	$216

Other information
Operating cash flows from operating leases	$216
Right-of-use assets obtained in exchange for operating lease liabilities	$4,169
Weighted-average remaining lease term – operating leases (years)	4.3
Weighted-average discount rate – operating leases	8%
As of September 30, 2021, future minimum payments during the next five years and thereafter are as follows (in thousands):

Remaining period ended December 31, 2021	$132
Year ended December 31, 2022	1,015
Year ended December 31, 2023	1,236
Year ended December 31, 2024	1,284
Year ended December 31, 2025	1,336

Total	5,003
Less present value discount	(834)

Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2021	$4,169

NOTE 6. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of September 30, 2021, and December 31, 2020, there were 21,021,075 shares of common stock and 13,984,441 shares of common stock (which include 2,744,586 shares of common stock constituting part of the units), outstanding, respectively, and no shares of preferred stock outstanding.

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
During the nine months ended September 30, 2021, 275,000 private warrants were exercised for cash. The Company issued 275,000 shares of common stock and subsequently received approximately $3.2 million cash in April 2021.
In September 2021, the Company completed a private placement of 3.5 million shares of common stock at an offering price of $14.50 per share and raised proceeds of approximately $47.5 million, net of transaction costs of approximately $3.3 million.
Restricted Shares
A summary of restricted stock activity for the nine months ended September 30, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2021	361,168	$0.036
Vested	(133,862)	—

Nonvested at September 30, 2021	227,306	$0.047

As of September 30, 2021, there was approximately $9,753 of unrecognized stock-based compensation related to restricted stock that will be amortized in 2.8 years.
Warrants
As of September 30, 2021, there were 3,295,000 private warrants to purchase common stock outstanding. After the redemption described above, no public warrants remained outstanding at September 30, 2021.
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

NOTE 7. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of September 30, 2021, the Company had 3,490,046 shares of common stock reserved for issuance under the 2020 Plan.
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
Stock option activity under the 2020 Plan is as follows (amounts in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,048	$19.00	9.2	$—
Options granted	2,330	18.71	9.6	—
Options cancelled	(7)			—

Outstanding at September 30, 2021	3,371	$18.80	9.4	$493

Options vested and exercisable at September 30, 2021	802	$18.68	9.3	$12

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
The Company recognized stock-based compensation of approximately $6.1 million and $17.4 million during the three- and nine- months ended September 30, 2021, respectively. The Company recorded a de minimus value of stock-based compensation for the comparable periods in 2020.
As of September 30, 2021, the Company had stock-based compensation of approximately $19.1 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.4 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2021:

For the nine months ended September 30, 2021
Exercise price	$18.80
Expected term (years)	5.9
Volatility (annual)	77.5%
Risk-free rate	0.9%
Dividend yield (per share)	0%
Total stock-based compensation expense recognized in the three- and nine- months ended September 30, 2021 was as follows (amounts in thousands):

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Research and development	$4,000	$11,078
General and administrative	2,075	6,349

Total stock-based compensation expense	$6,075	$17,427

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
The following table sets forth the computation of loss per share for the three- and nine-months ended September 30, 2021 and 2020 (amounts in thousands, except per share number):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(24,524)	$(307)	$(32,834)	$(344)

Denominator:
Weighted average common shares outstanding, basic and diluted	17,694	5,076	15,941	5,018

Net loss per common share, basic and diluted	$(1.39)	$(0.06)	$(2.06)	$(0.07)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amount in thousands):

	For the three and nine months ended September 30,
	2021	2020
Options outstanding	3,371	—
Warrants	3,295	—

Total	6,666	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form
10-K/A
for the year ended December 31, 2020 and with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Research and Development Expense
Research and development expenses consist or will consist of preclinical development of our product candidates and discovery efforts (including conducting preclinical studies), manufacturing development efforts, preparing for and conducting clinical trials and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include or could include:

•	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation and other related costs for those employees involved in research and development efforts;

•	external research and development expenses incurred under agreements with clinical research organizations, investigative sites and consultants to conduct our preclinical studies and clinical trials;

•	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract manufacturing organizations;

•	laboratory supplies and research materials;

•	costs related to compliance with regulatory requirements; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended September 30,
	2021	2020	Amount Change
Operating expenses:
General and administrative	$5,720	$305	$5,415
Research and development	12,211	—	12,211

Total operating expenses	17,931	305	17,626

Loss from operations	(17,931)	(305)	(17,626)

Other income (expense)
Change in fair value of warrant liabilities	(6,606)	—	(6,606)
Other income (expense)	13	(2)	15

Total other income (expense)	(6,593)	(2)	(6,591)

Net loss	$(24,524)	$(307)	$(24,217)

	For the nine months ended September 30
	2021	2020	Amount Change
Operating expenses:
General and administrative	$17,206	$342	$16,864
Research and development	27,743	—	27,743

Total operating expenses	44,949	342	44,607

Loss from operations	(44,949)	(342)	(44,607)

Other income (expense)
Change in fair value of warrant liabilities	12,102	—	12,102
Other income (expense)	13	(2)	15

Total other income (expense)	12,115	(2)	12,117

Net loss	$(32,834)	$(344)	$(32,490)

Research and Development
Research and development expenses increased by approximately $12.2 million and $27.7 million for the three- and nine-months ended September 30, 2021 compared to the three- and nine-months ended September 30, 2020, respectively. These increases were primarily related to increases in stock-based compensation expense, new employee salaries and third party preclinical, clinical and manufacturing services in connection with our preclinical studies and clinical trials.
General and Administrative
General and administrative expenses increased by approximately $5.4 million and $16.9 million for the three- and nine-months ended September 30, 2021 compared to the three- and nine-months ended September 30, 2020, respectively. These increases were primarily related to increases in stock-based compensation expense, new employee salaries, and legal, both general and patent protection and filings, accounting and other professional services in support of our operations as a public company.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was primarily due to the decrease in the closing price of our common stock from $20.91 as of December 31, 2020 to $12.99 as of June 30, 2021, then an increase in the closing price of our common stock to $16.17 as of September 30, 2021.
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
We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. On April 5, 2021, we announced that we would redeem all of our outstanding public warrants to purchase shares of our common stock that were issued under the Warrant Agreement, dated March 5, 2020, by and between us and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the Company’s initial public offering, that remained outstanding and unexercised on May 5, 2021, the redemption date, at a redemption price of $0.01 per public warrant. In addition to the $6.1 million of cash received on April 1, 2021 from the exercise of public warrants in March 2021, prior to the redemption notice, we received additional proceeds of approximately $31.4 million from the exercise of additional public warrants during the redemption period. During the nine months ended September 30, 2021, we also received approximately $3.2 million cash upon the exercise of 275,000 private warrants. In September 2021, we completed a private placement of common stock and received proceeds (net of transaction costs) of approximately $47.5 million. At September 30, 2021, we had approximately $122.8 million in cash and cash equivalents. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs and certain of the milestone payments under the Bayer License Agreement. Based on our current business plans, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements through at least the next 12 months. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in fewer cash and cash equivalents available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.
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
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(21,916)	$(144)
Net cash used in investing activities	$(5,250)	$—
Net cash provided by financing activities	$88,170	$180
Cash Flows from Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to research and development, clinical trials and general and administrative activities. As we continue to ramp up hiring and continue to expand clinical trials of, and seek marketing approval for, our product candidates, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business.

Net cash used in operating activities was approximately $21.9 million for the nine months ended September 30, 2021, consisting primarily of internal payroll costs and third-party professional services as we build our public company infrastructure and prepare for and conduct our clinical trials. Our net loss during the nine months ended September 30, 2021 was approximately $32.8 million, which included approximately $17.4 million related to stock-based compensation and offset by approximately $12.1 million income related to the change in fair value of warrant liabilities.
Cash Flows from Investing Activities
Cash used in investing activities was approximately $5.2 million for the nine months ended September 30, 2021, which consisted of the payment to Bayer for the license fee and approximately $0.2 million for the purchase of furniture and fixtures for our facility lease.
Cash Flows from Financing Activities
Cash provided by financing activities was approximately $88.2 million for the nine months ended September 30, 2021, which consisted of $40.7 million in proceeds received from the exercise of our public warrants and certain of our private warrants, as well as $47.5 million in net proceeds received from the issuance of common stock in a private placement.
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
In light of the remediation of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 and has concluded that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management concluded that the material weakness discussed below was remediated as of September 30, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. As discussed in our Form
10-K/A
for the year ended December 31, 2020, we became aware of the need to change the classification of certain of our private warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, we identified a material weakness in our control over the accounting for complex financial instruments and concluded that there was a material weakness in internal control over financial reporting that existed as of March 31, 2021. To remediate the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to our accounting for complex transactions, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2021.

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

•
the frequency and severity of adverse events in the clinical trials, for example neutropenia is an on-target
toxicity of VIP152 and additional drug-related adverse effects are likely to be identified as more patients are treated;

•	achieving efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	establishing and maintaining supply arrangements with third-party drug product suppliers and manufacturers;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	a continued acceptable safety profile following any marketing approval; and

•	our ability to compete with other therapies.
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
VIP943, VIP924 and VIP236 are part of a novel bioconjugation platform, and their potential therapeutic benefits are unproven. These product candidates are still in the preclinical phase and we do not anticipate beginning clinical trials any sooner than late 2022 or early 2023. Furthermore, we may never develop any of the product candidates in our bioconjugation platform. While several bioconjugation and ADC candidates are under development by other companies, there is currently no approved bioconjugation therapy using our proprietary cytotoxin (a modified CPT payload derived from SN38, a well-known cytotoxic drug and active metabolite of irinotecan) or an ADC using KSPi and CellTrapper. We may uncover a previously unknown risk associated with KSPi or our SN38 derived payload, our CellTrapper technology may not be as impermeable as initial testing suggest, our linker technology may not be as effective as initial testing suggests, or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional preclinical and clinical testing. While results from preclinical trials of VIP943, VIP924 and VIP236 in mouse xenograft models have shown proof-of-concept
for each, VIP943, VIP924 and VIP236 may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. If the KSPi warhead or SN38 derived payload that we use is not safe in certain product candidates, we would be required to abandon or redesign all of our current lead ADC or SMDC product candidates. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of VIP943, VIP924 and VIP236 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although Bayer has evaluated VIP943, VIP924 and VIP236 in preclinical studies, VIP943, VIP924 and VIP236 have not yet advanced into clinical-stage trials for any indication. Positive results from preclinical trials are not necessarily predictive of the results of planned clinical trials of VIP943, VIP924 and VIP236.

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
Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, health epidemic, such as the ongoing
COVID-19
pandemic, power shortage, telecommunication failure or other natural or man-made
accidents or incidents, including the impact of climate change, that result in us being unable to fully use our facilities, or those of our third-party contract manufacturers, or conduct our preclinical studies or clinical trials, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or the interruption of our business operations for a substantial period of time.
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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and, prior to the Business Combination, have financed our operations principally through loans and other debt. Our losses have resulted principally from expenses incurred in connection with licensing our product candidates from Bayer, raising capital, building our management team and business infrastructure and conducting preclinical studies and early clinical trials. Our lead product candidate, VIP152, is in Phase 1 clinical trials, and we intend to continue its clinical development in patients with MYC or MCL1- driven hematologic and solid tumors to obtain clinical proof-of-concept
in indications with unmet medical needs by the middle of 2022. Our lead ADC product candidates, VIP943 and VIP924, are in preclinical development, and we do not expect the first to begin clinical trials until late 2023 or early 2024. Our SMDC product candidate, VIP236, is in preclinical development, and we do not expect it to begin clinical trials until late 2022 or early 2023. Our other product candidates are in the preclinical stage. As a result, we expect that it will be several years, if ever, before we have a commercialized product and are able to generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period
comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, need to raise additional capital and ability to achieve and maintain profitability.
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
As of September 30, 2021, we had approximately $122.8 million in cash and cash equivalents. We intend to use our existing cash and cash equivalents to advance and expand our preclinical and clinical programs, including to fund additional monotherapy and combination clinical studies for our product candidates, and for working capital and other general corporate purposes. Based on current business plans, we believe that our existing cash and cash equivalents, including the net proceeds from our September 2021 private placement, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditure requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash and cash equivalents available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.
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
Because of the numerous risks and uncertainties associated with biotechnology product development and commercialization, we are unable to accurately predict whether and when we will achieve profitability. If we are required by the FDA or any comparable regulatory authority in other jurisdictions to perform preclinical studies or clinical trials in addition to those we currently expect to conduct, or if there are any delays or complications in completing preclinical studies of our product candidates or, if preclinical studies are successful, in submitting an IND application, a BLA or an NDA to the FDA, manufacturing clinical trial supplies and completing clinical trials for our product candidates, our expenses could increase substantially and our ability to achieve profitability could be further delayed. As we obtain certain developmental, regulatory and sales milestones, we will be responsible for contingent payments and royalties to Bayer under the Bayer License Agreement.
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
Any inability to identify and retain third-party manufacturers or any performance failure on the part of such manufacturers, or a disruption in our supply chain as a result of political unrest, trade disputes, natural disasters, climate change or otherwise, could delay our clinical trials and development, regulatory approval of our product candidates, commercialization of our product candidates or our ability to sell our commercial products, resulting in additional losses and depriving us of potential product revenues.
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
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our third-party relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance
submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review and inter partes review, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
The Leahy-Smith America Invents Act also includes several significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.
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
Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.
As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

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
We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. If we do not prevail in the patent proceedings, the third parties may assert a claim of patent infringement directed at our product candidate.
We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license,
or use these third-party proprietary rights. We may be unable to acquire or in-license
any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the oncology industry in general;

•	operating and share price performance of other companies that investors deem comparable to us;

•	our ability to develop or commercialize products;

•	results of our clinical trials and nonclinical studies;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements and obtain regulatory approvals;

•	our ability to obtain and maintain proprietary protection for its current and future product candidates;

•	commencement of, or involvement in, litigation involving us;

•	our capital requirements and capital raising activities, such as issuances of securities or the incurrence of debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of shares of common stock by our directors, executive officers or significant stockholders, or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
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

Future sales of shares of our common stock may depress the market price of our stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
In accordance with the terms of the Warrant Agreement, private warrants to purchase shares of our common stock became exercisable on March 10, 2021, and as of September 30, 2021, private warrants to purchase 3,295,000 shares remained outstanding. Additionally, Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such private warrants are exercised or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers and other affiliates, and certain of such shares are eligible for sale in the public market under our Registration Statement on Form S-1, which was declared effective on February 9, 2021. In addition, in September 2021, we sold 3,500,000 shares of our common stock to certain investors in a private placement, and such shares are available for resale under our Registration Statement on Form S-1, which was declared effective on October 25, 2021. We also expect that from time to time our executive officers and directors will enter into written trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Sales, or the potential sales, of substantial numbers of shares in the public market could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.
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
Concentration of ownership among our existing executive officers, directors and their affiliates may prevent stockholders from influencing significant corporate decisions.
As of September 30, 2021, each of Dr. Ahmed M. Hamdy, our Chief Executive Officer and Chairman of our board of directors, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, beneficially owns, directly or indirectly, approximately 7.7% of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 23.9% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation and approval of significant corporate transactions. In addition, certain of these individuals are party to the Voting Agreement, and have the right to nominate all of the members of our board of directors and the obligation to vote for such nominees. This could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
Although management has concluded that the material weakness in our internal control over financial reporting that resulted in a restatement of our consolidated financial statements for the year ended December 31, 2020 has been remediated, any future material weaknesses or other inability to maintain effective internal control over financial reporting could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
As described our Annual Report on Form
10-K/A
for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for certain of our private warrants. Although management has concluded that this material weakness was remediated as of September 30, 2021 as described in Part I, Item 4, “Controls and Procedures” of this report, any future material weaknesses or other inability to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price and ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements and covenants regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition. We can provide no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

ITEM 2.	Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2021).

4.1	Registration Rights Agreement by and among the Company and the Investors party thereto, dated September 15, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 16, 2021).

10.1	Securities Purchase Agreement by and among the Company and the Investors party thereto, dated September 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2021).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†
In accordance with Item 601(b)(32)(ii) of Regulation
S-K
and SEC Release
No. 34-47986,
the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCERX PHARMA, INC.

Date: November 12, 2021	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: November 12, 2021	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer