Form 10-K
period 2021-12-31
Vincerx Pharma, Inc.
filed 2022-03-29
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number
001-39244

Vincerx Pharma, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	83-3197402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

260 Sheridan Avenue, Suite 400 Palo Alto, CA	94306
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
800-6676
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VINC	The Nasdaq Stock Market LLC
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
(based on the closing sale price on The Nasdaq Capital Market on June 30, 2021) was approximately $131.3 million.
As of March 28, 2022, there were
21,057,560 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form
10-K.

i

Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. When used in this report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “project,” “forecast,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “suggests,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements, and include but are not limited to:

•	our future financial and business performance;

•	strategic plans for our business and product candidates;

•	our ability to develop or commercialize products;

•	the expected results and timing of clinical trials and nonclinical studies;

•	our ability to comply with the terms of the Bayer License Agreement;

•	developments and projections relating to our competitors and industry;

•	our expectations regarding our ability to obtain, develop and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our future capital requirements and the timing of those requirements and sources and uses of cash;

•	our ability to obtain funding for our operations;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	our business, expansion plans and opportunities; and

•	changes in applicable laws or regulations.
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
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report. These forward-looking statements made by us in this report speak only as of the date of this report. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, Quarterly Reports on Form
10-Q,
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

•	“ADC” means antibody-drug conjugate.

•	“Affordable Care Act” means the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act.

•	“AML” means acute myeloid leukemia.

•	“ANDA” means an abbreviated new drug application.

•	“Bayer License Agreement” means that certain License Agreement, dated October 7, 2020, by and among Legacy Vincera Pharma, Bayer Aktiengesellschaft and Bayer Intellectual Property GmbH.

•	“BLA” means a biologics license application.

•	“BPCIA” means the Biologics Price Competition and Innovation Act of 2009.

•	“Business Combination” means the Merger and the other transactions described in the Merger Agreement.

•	“Bylaws” means our amended and restated bylaws.

•	“Certificate of Incorporation” means our second amended and restated certificate of incorporation, as amended.

•	“cGMP” means current Good Manufacturing Practice.

•	“common stock” means our common stock, $0.0001 par value per share.

•	“DLBCL” means diffuse large B-cell lymphoma.

•	“Earnout Shares” means certain rights to common stock after the closing of the Business Combination that Legacy Holders may be entitled to receive pursuant to the Merger Agreement.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

•	“FDA” means the U.S. Food and Drug Administration.

•	“FDCA” means the Federal Food, Drug and Cosmetic Act.

•	“GAAP” means accounting principles generally accepted in the United States of America.

•	“HIPAA” means the Health Insurance Portability and Accountability Act.

•	“IL3RA” means Interleukin 3 receptor subunit alpha.

•	“IND” means an investigational new drug application.

•	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.

•	“KSPi” means kinesin spindle protein inhibitor.

•	“Legacy Holders” means the stockholders of Legacy Vincera Pharma immediately prior to the Business Combination.

•	“Legacy Vincera Pharma” means Vincera Pharma, Inc. prior to the consummation of the Business Combination, which changed its name to VNRX Corp. following the Business Combination.

•	“Legacy Vincera Pharma Common Stock” means Legacy Vincera Pharma common stock, par value $0.0001 per share.

•
“Merger” means the merger of Merger Sub with and into Legacy Vincera Pharma, with Legacy Vincera Pharma surviving as the surviving company and as a wholly-owned subsidiary of LSAC, which occurred on December 23, 2020.

•	“Merger Agreement” means that certain Merger Agreement, dated September 25, 2020, by and among LSAC, Merger Sub, Legacy Vincera Pharma and Raquel E. Izumi, as the representative of the Legacy Holders.

•	“Merger Sub” means LifeSci Acquisition Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LSAC at the time of the Business Combination.

•	“MTD” means maximum tolerated dose.

•	“mRNA” means messenger RNA.

•	“NDA” means a new drug application.

•	“public warrants” means warrants originally issued in the initial public offering of LSAC, which were redeemed in April 2021.

•
“private warrants” means the warrants issued simultaneously with the closing of the initial public offering of LSAC in a private placement to LifeSci Holdings LLC and Rosedale Park, LLC and the warrants issued pursuant to Section 8.6 of the Merger Agreement.

•	“PTEFb/CDK9” means positive transcription elongation factor beta/cyclin-dependent kinase 9.

•	“Securities Act” means the Securities Act of 1933, as amended.

•	“SMDC” means small molecule drug conjugate.

•	“USPTO” means the United States Patent and Trademark Office.

•	“Warrant Agreement” means that certain Warrant Agreement, dated March 5, 2020, between LSAC and the Continental Stock Transfer & Trust Company.

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

•
Our business, operations, clinical development plans, enrollment and timelines and supply chain has been, and could continue to be, adversely affected by the effects of epidemics, including the ongoing
COVID-19
pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, shippers, clinical trial sites and others.

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

•
There is currently no CDK9 inhibitor, ADC delivering a KSPi warhead or small molecule drug conjugate delivering a camptothecin payload that has to date been approved by the FDA, and the development of our product candidates may never lead to a marketable product.

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

•	Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

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
Corporate History and Background
We were initially formed on December 19, 2018 as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. From the time of our formation to the time of the consummation of the Business Combination, our name was “LifeSci Acquisition Corp.”
On September 25, 2020, we entered into the Merger Agreement. At the effective time of the Merger, each share of Legacy Vincera Pharma Common Stock, other than any Dissenting Shares (as defined in the Merger Agreement), was canceled and the Legacy Holders received (i) 0.570895 shares of our common stock, for each share of Legacy Vincera Pharma Common Stock held by them immediately prior to the effective time of the Merger and (ii) certain rights to additional shares of our common stock, or Earnout Shares, after the closing of the Business Combination.
The Legacy Holders are entitled to receive Earnout Shares after the closing of the Business Combination if the daily volume-weighted average price of our common stock equals or exceeds the following prices for any 20 trading days within any 30 trading-day period,
or the Trading Period, following the closing of the Business Combination: (1) during any Trading Period prior to the forty-two (42) month anniversary
of the closing of the Business Combination, upon achievement of a daily volume-weighted average price of at least $20.00 per share, such number of shares of our common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share (as defined in the Merger Agreement); (2) during any Trading Period prior to the six year anniversary of the closing, upon achievement of a daily volume-weighted average price of at least $35.00 per share, such number of shares of our common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share; and (3) during any Trading Period prior to the eight year anniversary of the closing, upon achievement of a daily volume-weighted average price of at least $45.00 per share, such number of shares of our common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share. A total of 90.6% (rounded to the nearest whole share) of the Earnout Shares then earned and issuable shall be issued to the Legacy Holders on a pro-rata basis based
on the percentage of the number of shares of Legacy Vincera Pharma Common Stock owned by them immediately prior to the closing of the Business Combination, and the remaining Earnout Shares that would otherwise have been issuable shall not be issuable to the Legacy Holders but in lieu thereof the number of authorized shares available for issuance under the Vincerx Pharma, Inc. 2020 Stock Incentive Plan shall be automatically increased by an equivalent number of shares of our common stock.
The aggregate value of the shares of our common stock received by the Legacy Holders pursuant to the Merger Agreement was $55.0 million and the aggregate value of Earnout Shares that the Legacy Holders are eligible to receive, subject to certain conditions, is an aggregate of up to $60.0 million.
Overview
We are a clinical-stage biopharmaceutical company focused on leveraging our extensive development and oncology expertise to advance new therapies intended to address unmet medical needs for the treatment of cancer. Our current pipeline is entirely derived from the Bayer License Agreement, pursuant to which we have been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense and distribute a clinical-stage and follow-on
small molecule drug program and a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and innovative small molecule drug conjugates. We intend to use these product candidates to treat various cancers in a patient-specific, targeted approach. We believe that these product candidates are differentiated from current programs targeting similar cancer biology, and, if approved, may improve clinical outcomes of patients with cancer. Certain of the references in this report to preclinical and clinical studies regarding the Bayer assets refer to preclinical and clinical studies conducted by Bayer or other third parties before we in-licensed
these assets.
Despite several decades of advances in targeted therapies, cancer continues to be the second leading cause of death in the United States population per the National Center for Health Statistics. Cancer is not a single disease but rather a constellation of maladies with each requiring a unique approach to vanquish it. Our vision is to address the unmet medical needs of patients with cancer with a diverse pipeline of targeted medicines. The small molecule drug program includes VIP152 (formerly known as BAY 1251152), which is a highly selective, clinical-stage PTEFb/CDK9 inhibitor. VIP152 may deliver value-generating data in the 2022. Our ADC platform includes VIP943 (formerly known as
BAY-943)
and VIP924 (formerly known as
BAY-924),
which are next-generation ADC compounds addressing known and novel oncology targets that we believe could deliver a greater safety and efficacy profile than current ADC compounds. The bioconjugation program also includes VIP236, which is an SMDC for solid tumors. In addition to our lead products, we acquired the rights to additional product candidates that are still in the preclinical stage (e.g., VIP217, a follow-on
PTEFb/CDK9 inhibitor).
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
Our SMDC platform targets advanced solid tumors with an optimized camptothecin, a potent cytotoxin (i.e., warhead, payload or toxophore). The warhead is designed to be released in the tumor stroma. Our most advanced SMDC (VIP236) has shown preclinical proof-of-concept
across various in vivo human tumor models in mice.
Antibody-drug conjugates are an established therapeutic approach in oncology used to selectively deliver potent cytotoxins directly to tumor cells, with the goal of maximizing toxicity in tumor cells, while minimizing toxicity to healthy cells. The antibody component is designed to selectively bind to a distinct antigen preferentially expressed on tumor cells. Upon binding to the antigen, most ADC molecules are internalized by the cancer cell wherein the payload is released, causing cell death. Our next-generation ADC platform was engineered to specifically address efficacy and toxicity issues associated with currently approved ADCs. For example, our ADC platform has several key innovations regarding the linker (i.e., the chemical structure attaching the warhead to the antibody) and the warhead. Once our ADCs are internalized, our unique linker is specifically cleaved by an enzyme called legumain. Legumain activity is elevated in cancer versus healthy cells, thereby preferentially targeting release of the warhead in cancer cells. In addition, our ADC platform is the first to use a KSPi as a payload to kill rapidly dividing cells. In clinical trials, KSPis that were administered systemically were found to be very toxic to rapidly dividing normal cells, such as blood and gastrointestinal cells; as such, they had a narrow therapeutic window, between killing normal versus cancer cells. By attaching our KSPi to antibodies directed against proteins found on cancer cells (e.g., CD123 and CXCR5), we increase the therapeutic window by selectively targeting tumor versus healthy cells. In addition, our KSPi is chemically designed to be impermeable to cell membranes. This innovation, referred to as the “CellTrapper
™
,” increases the potency in cancer cells by trapping the warhead within the cancer cell. Once the cancer cell dies, the CellTrapper prevents entry of the warhead into neighboring normal cells, thus reducing unwanted toxicity. We believe this combination of innovative technologies (i.e., antibody target; legumain-cleavable linker; KSPi and its CellTrapper) has the potential to significantly minimize the side-effects and improve the therapeutic benefit of ADCs. Toxicity of ADCs to normal cells has been a major limitation, thus far, for the optimization of this therapeutic drug class. This platform, once validated, offers the potential for application with other tumor-specific therapeutic antibodies.

Our Strategy
Our goal is to develop multiple products through clinical
proof-of-concept
and potentially through accelerated approval in the United States. Our near-term objectives are to:

•
Continue the clinical development of our small molecule drug inhibitor (VIP152) as monotherapy and in combination with other anticancer agents in Phase 1, including expansions in patients with hematologic (e.g., double-hit
DLBCL; transformed follicular lymphoma; Richter syndrome; chronic lymphocytic leukemia relapsed or refractory to any BTK inhibitors and venetoclax; and mantle cell lymphoma) and solid tumors (e.g., ovarian, triple negative breast cancer, and castration resistant prostate cancer) to obtain clinical proof-of-concept
in indications with unmet medical needs (and, by definition, potential accelerated approval indications).

•	Begin clinical trials with our SMDC (VIP236) by late 2022 or early 2023.

•	Begin clinical trials with at least one of our next-generation ADCs (VIP943 or VIP924) between the end of 2023 through early 2024.
Our Product Candidate Pipeline

Small Molecule Drug Program—PTEFb
VIP152 is a highly selective CDK9 inhibitor, which disrupts the function of PTEFb, is designed to be administered intravenously and is in Phase 1 studies in patients with advanced cancer. VIP152 has broad intellectual property protection with exclusivity for composition of matter until at least 2033, plus potential extensions.
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
CDK inhibitors, the importance of selectivity of compounds for specific CDKs; absence of alternative targets; and patient selection is now widely accepted. For example, three different CDK4/6 inhibitors (abemaciclib, palbociclib and ribociclib) are now approved for the treatment of metastatic breast cancer. To date, no drugs specifically targeting CDK9 have been approved. However, there are several drugs in clinical trials targeting CDK9 such as dinaciclib, AZD5473, CYC065,
KB-0742,
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
VIP152 Biochemical and Cellular Activity

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

VIP152 Activity MYC Expressing DLBCL Cell Lines
Inhibition of CDK9 results in inhibition of RNA Polymerase II phosphorylation at the Ser2 residue (phospho-Ser2). The figure shows VIP152 inhibits phosphor-Ser2 for 24 to 48 hours compared with <24 hours of inhibition for two other CDK9 inhibitors, atuveciclib and
KB-0742.
In Vitro Study Evaluating 3 CDK9 Inhibitors (VIP152, atuveciclib &
KB-0742)
in MYC Expressing DLBCL Cell Lines

In these cell lines, VIP152 at 1 µM also delivered sustained MYC and MCL1 protein depletion for 48 hours which translated into higher cell kill than observed with the same concentrations of atuveciclib or
KB-0742.
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
21-day
cycles;
30-minute
infusions) due to inadequate monotherapy activity in an unselected AML patient population. A similar safety profile was observed across each of the four dose levels, with no dose-limiting toxicities reported—the most common adverse events included gastrointestinal side effects and cytopenia. No patients with other hematologic malignancies were included (e.g., CLL or MDS). Future studies for the treatment of leukemia will focus on select patient populations and mechanistic-directed combination strategies relevant for accelerated approval.
Study
VNC-152-101
(Formerly Study 17496): Target Validation and Early Clinical Signs of Efficacy
VIP152 is also being evaluated in an ongoing open-label Phase 1 dose-escalation study, which we refer to as
Study VNC-152-101,
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
VNC-152-101
suggest that single agent VIP152 has a manageable safety profile, apparent dose-proportional pharmacokinetics and on-target
pharmacodynamic activity. VIP152 has demonstrated tolerable side effects and a rapid reduction in MCL1 and MYC mRNA in peripheral blood cells. The initial signs of clinical benefit include:

•	Durable disease control was observed in individual patients with pancreatic cancer and salivary gland cancer (9.5 and 16.8 months of treatment, respectively).

•
Of 7 patients with
double-hit
DLBCL treated with VIP152 30 mg once weekly, 2 patients had complete metabolic remissions (CMR); both achieved CMR after 10 cycles. When treatment ended due to the COVID pandemic (i.e., patients had been in long remission and did not want to risk COVID infection at the hospital), both were still in CMR. One had been receiving treatment for 3.7 years and the other for 2.3 years. As of the end of 2021 both remained in remission nearly 1 year after stopping treatment with VIP152.

Study
VNC-152-101
enrolled 31 patients in the dose escalation portion of the study, then an expansion cohort for double-hit
DLBCL was opened (n=6). We have taken over the IND for VIP152 and have amended the Study
VNC-152-101
protocol to add new cohorts, and are enrolling patients.
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
VIP152 has demonstrated tolerable side effects in dose escalation. In the dose escalation study, no treatment-related serious adverse events or deaths were observed; however, two treatment-emergent deaths occurred that were unrelated to VIP152. A total of 14 subjects experienced serious AEs: abdominal pain (three patients), dyspnea (two patients), hepatorenal syndrome, cholangitis, mastitis, device-related infection, sepsis, intestinal obstruction, pyrexia, urinary tract infection, blood bilirubin increased, esophageal metastasis cancer, hematuria, spinal operation, syncope and tumor pain (each with one patient). No patients withdrew from the study due to toxicity. Six patients required dose reductions due to neutropenia; nonetheless dose reductions were not required in connection with any other adverse events. Seven patients received granulocyte colony-stimulating factor (i.e., growth factor support). Notably, no patients had grade ≥3 diarrhea as reported with other CDK inhibitors.
Study
VNC-152-101:
VIP152 Pharmacokinetics and Pharmacodynamics
The pharmacokinetic and pharmacodynamic effects of VIP152 were evaluated in Study
VNC-152-101.
After a
30-minute
IV infusion of VIP152, maximum concentrations were typically observed near the end of infusion. VIP152 exposures were approximately dose proportional, though an overlap in concentrations occurred between the
22.5-
and
30-mg
doses, likely due to patient variability (Panel A below). At 30 mg, which was declared as the MTD, day 1 AUC was 2780 µg·h/L, which is in the lower range of the predicted minimum therapeutic exposure based on
MOLM-13
xenograft studies in rats (Panel C). VIP152 pharmacokinetics was comparable after single dose (C1D1) and multiple doses (C1D15), with no evidence of significant accumulation or alteration in general pharmacokinetic properties (Panel B).
For all doses, down regulation of MYC (Panel D),
MCL-1,
and PCNA mRNA levels compared with baseline were detected in peripheral blood cells. Down regulation was dose- and time-dependent with maximal pathway inhibition achieved at the two highest dose levels (22.5 and 30 mg).
Study
VNC-152-101:
VIP152 Pharmacokinetic and Pharmacodynamic Activity in Patient Samples

Study 17496: Efficacy (Dose Escalation Portion)
Of 30 patients with solid tumors treated in the dose escalation, disease control (stable disease) was observed in 7 patients (23%), 5 of whom received either 22.5 or 30 mg. Change in aggregate tumor size for evaluable patients is shown in below. Durable disease control was observed in individual patients with pancreatic cancer and salivary gland cancer (9.5 and 16.8 months of treatment, respectively). Of 7 patients with double-hit
DLBCL treated with VIP152 30 mg once weekly, 2 patients had complete metabolic remissions (CMR); both achieved CMR after 10 cycles. When treatment ended due to the COVID pandemic (i.e., patients had been in long remission and did not want to risk COVID infection at the hospital), both were still in CMR. One had been receiving treatment for 3.7 years and the other for 2.3 years.
Study
VNC-152-101:
VIP152 Preliminary Efficacy in Dose Escalation
(Disease Control and Signs of Clinical Efficacy at 22.5 and 30 mg)

Note: efficacy as reported per investigator assessment.
Summary of PTEFb Inhibitor Program

•	Mode of Action : Highly selective CDK9 inhibitor, which produces rapid depletion of short-lived mRNAs of known oncogenes (e.g., MYC and MCL1).

•	Potential Indications : MYC and MCL1 driven hematologic malignancies and solid tumors including monotherapy and combination studies.

•
Clinical Status
: MTD has been determined in Phase 1; safety, pharmacokinetics, pharmacodynamics and early signs of efficacy support further development with currently available drug substance and drug product.

•	Intellectual Property : Broad intellectual property protection until at least 2033.

•	Discovery : CDK9 inhibitor follow-on opportunity.

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
Our Proprietary Bioconjugate Platforms—Shaping the Future

Innovative SMDC platform
To improve the tumor selectivity of cytotoxic agents, our small molecule drug conjugates (SMDCs) use two methods of targeted delivery: binding to αvß3 and drug release mediated by enzymatic cleavage. VIP236, our lead candidate, consists of an αvß3 integrin binder and a linker that is cleavable by neutrophil elastase. The payload is an optimized camptothecin derivative designed for extracellular release. The payload displays high cellular permeability, and in contrast to SN38, the active metabolite of irinotecan, it is not a substrate of efflux transporters. The conjugate is highly efficacious in vivo
effecting tumor regressions in SW480 (colon cancer), MX1 (breast cancer) and
NCI-H69
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
ADCs are a validated therapeutic approach in oncology used to selectively deliver a highly potent payload directly to tumors thereby minimizing toxicity to surrounding healthy tissue. Upon binding to the tumor cell antigen, the ADC is internalized by the tumor cell and the payload is released intracellularly, killing the cell in a targeted manner. To date, 12 ADCs have been approved by the FDA, with eight approvals in 2019-2020.
Despite the promise of ADCs, the challenge of optimizing the balance between efficacy and tolerability (i.e., therapeutic index or therapeutic window) has limited their broad potential as treatments for cancer. Our proprietary and innovative bioconjugation platform was engineered to specifically address toxicity issues plaguing current ADCs. The payload classes currently used are confined to microtubule binders (e.g., auristatin, dolastatin, maytansinoid and tubulysine), DNA interacting agents (e.g., calicheamicin, duocarmycin, PBD and IGN) and topoisomerase inhibitors (e.g., SN38, camptothecin derivatives). Many of these permeable payloads and/or highly potent
DNA-interacting
payloads have safety issues, particularly with respect to premature release, and therefore result in an insufficient therapeutic index.

Our next-generation ADC platform was engineered to deliver on the promise of ADCs as follows:
Our Next Generation ADC Technology Solutions

Abbreviations: ADC = antibody-drug conjugate; Asn = asparagine (amino acid); DAR = drug-antibody ratio; KSPi = kinesin spindle protein inhibitor; MoA = mechanism of action; PK = pharmacokinetics
We are the first company to use a KSPi as a payload. Kinesin spindle protein is a motor protein responsible for an essential event in mitosis, the segregation of duplicated centrosomes during spindle formation in the G2/M phase of the cell cycle, and is, therefore, required for productive cell divisions. High expression of kinesin spindle protein in hematologic indications such as AML blasts, DLBCL and in solid cancers such as breast, bladder and pancreatic cancer has been linked to poorer prognosis, and thus, kinesin spindle protein presents an attractive target for cancer treatment. Kinesin spindle protein is active in all proliferating cells; therefore, KSPis, representing various structural classes, have resulted in neutropenia, mucositis and stomatitis in clinical trials. To date, these limitations have prevented approval of small molecule KSPis as cancer therapies, when administered systemically. However, tumor targeting with an impermeable KSPi that is released intracellularly overcomes the narrow therapeutic index of systemically administered agents by ensuring kinesin spindle protein is only inhibited in cancer cells and not in healthy tissue. We have two KSPi-ADCs, VIP943 and VIP924, in preclinical development for the treatment of hematologic malignancies:

•	VIP943 is an anti-IL3RA-KSPi ADC

•	VIP924 is an anti-CXCR5-KSPi ADC

VIP943 and VIP924 have shown preclinical
proof-of-concept
in vivo in human leukemia and lymphoma tumor models in mice as shown below:
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

•
A nonpermeable and potent warhead (i.e., hydrophilic KSPi) to accumulate in tumor cells and prevent the killing of healthy cells (i.e., warhead accumulates in targeted cancer cells but cannot get into healthy cells); and

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
To our knowledge, there are at least six other CDK9 programs in development demonstrating clinical efficacy and several are more advanced than our programs. The companies with clinical-stage programs include Merck & Co., Inc., Astra-Zeneca PLC, Cyclacel Pharmaceuticals Inc., Kronos Bio, Inc., Sumitomo Dainippon Pharma Co., Ltd., Tolero Pharmaceuticals, Inc. and MEI Pharma, Inc. These companies and their current or future partners may develop CDK9 inhibitor programs with attributes to compete in the same indications as our current and future PTEFb product candidates.
In addition, there are many other companies who are pursuing targets around the PTEFb heteroduplex complex to affect similar transcriptional or disease processes as CDK9 inhibition may affect. Companies that are pursuing the inhibition of CDK7, CDK2, MYC, BRD4, PRMT and related transcriptional regulators may compete in the same indications as our PTEFb product candidates. These companies and their current or future partners may develop competing inhibitor programs with attributes to compete in the same indications as our current and future PTEFb product candidates.
Bioconjugation Platforms
We believe our bioconjugation platform components are well differentiated and provide us the flexibility of creating ADCs, SMDCs or other variants thereof to address specific needs to address individual diseases. Although our KSPi and the new ADC programs we have underway are proprietary and, in our view highly differentiated, many companies continue to invest in innovation in the ADC field including new payload classes, new conjugation approaches, and new targeting moieties. Any of these initiatives could lead to a platform that has superior properties to ours. We are aware of multiple companies with ADC technologies that may be competitive to our ADC platforms, including Astellas Pharma Inc., Astra-Zeneca PLC, Bristol-Myers Squibb Company, Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Immunomedics, Inc., Mersana Therapeutics Inc., CytomX Therapeutics, Inc., Pyxis (which acquired Pfizer, Inc.’s ADC technology) and Seagen, Inc. These companies or their partners, including Johnson & Johnson Inc, Roche, AbbVie Inc., Genentech, Inc., Eli Lilly and Company, Novartis International AG, Sanofi S.A., Takeda Pharmaceutical Company Limited and AstraZeneca plc, may develop ADCs, SMDCs or related bioconjugation products based on the unique capabilities of each technology to compete in the same indications as our current and future bioconjugation product candidates.
We expect to compete on efficacy, safety and tolerability, and if our products are not demonstrably superior in these respects compared with other approved therapies, we may not be able to compete effectively, rendering our technologies, or our drug candidates, obsolete or non-competitive.
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
FDA Drug Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except the section of such Act that governs the approval of NDAs. Biological products, such as our ADC product candidates, are approved for marketing under provisions of the Public Health Service Act, via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
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

•
performance of adequate and well-controlled human clinical trials in accordance with applicable FDA regulations, good clinical practice requirements and other clinical trial-related regulations to establish the safety, purity and potency of the proposed drug product candidate for its intended purpose;

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
Preclinical and Clinical Development
Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is effectively a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product candidate; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the
30-day
time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold until the IND sponsor and the FDA resolve the outstanding concerns or questions. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. At any point, if the FDA has questions or concerns regarding an ongoing clinical trial, they may impose a clinical hold, for example, until such time as adjustments can be made to trial conduct which resolve the concerns.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with good clinical practices, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. For new indications, a separate new IND may be required. Furthermore, an independent Institutional Review Board for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the Institutional Review Board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides recommendations for whether or not a study may move forward at designated check points based on access to certain data from the study and may recommend discontinuation of the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. For purposes of NDA/BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•
Phase 1
—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, distribution and elimination of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with active malignancy for whom other therapy is not available.

•
Phase 2
—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3
—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA/BLA.
The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an Institutional Review Board can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the Institutional Review Board’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may, at designated check points, recommend whether a trial should move forward based on access to certain data from the trial.
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
Additional meetings and correspondence with the FDA can also occur to develop strategies for dose finding and dose optimization that leverages nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials. An emphasis of such strategies will be placed on performing these studies as early as possible in the development program and as efficiently as possible to bring promising new therapies to patients.
The FDA has begun implementing several initiatives to rapidly transition oncology drug development to reflect past success in transforming treatment options for many oncology indications. The shift from chemotherapy to molecular targeted therapies means many patients remain on therapy for extended periods of time. One such initiative, the FDA’s Project Optimus, is intended to transform the dose-finding and dose optimization paradigm across oncology to emphasize selection of a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. The goals of this initiative include:

•	communicating expectations for dose-finding and dose optimization, through guidance, workshops and other public meetings;

•
providing opportunities for and encouraging drug developers to meet with FDA Oncology Review Divisions early in their development programs, well before conducting trials intended for registration, to discuss dose-finding and dose optimization; and

•	developing strategies for dose finding and dose optimization that leverage nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials.
Project Optimus will require that new strategies be implemented in ongoing programs that leverage nonclinical and clinical data in dose selection, including the conduct of previously unplanned randomized evaluations of a range of doses in trials, and require that these studies take place as early as possible in the development program. We are reviewing and amending our ongoing studies, as needed, to address these new requirements, which could result in increased delays and costs.
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
While the IND is active and before NDA/BLA approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
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
In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs/BLAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. For molecularly targeted oncology drugs, the Research to Accelerate Cures and Equity (RACE) for Children Act (2017) requires all diseases in which the molecular target is relevant be considered and agreement reached with the FDA on which pediatric indications are to be fully assessed. The required assessment must evaluate the safety and effectiveness of the product for the selected indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance
letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.
Expedited Development and Review Programs
Any marketing application for a drug product submitted to the FDA for approval may be eligible for FDA programs intended to expedite the FDA review and approval process, such as priority review, fast track designation, breakthrough therapy designation and accelerated approval.
Priority review designation may be granted for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the
60-day
filing date (compared with ten months under standard review).
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
Biosimilars and Reference Product Exclusivity
The Affordable Care Act, signed into law in 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining its approach to the review and approval of biosimilars.
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
We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, the Health Information Technology for Economic and Clinical Health Act makes HIPAA’s privacy and security standards directly applicable to business associates, which are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. The Health Information Technology for Economic and Clinical Health Act also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted
by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. Similarly, with respect to foreign operations, we are subject to national privacy regulations such as the national implementations of the General Data Protection Regulation, which impose substantive compliance obligations for data collected in Europe. Furthermore, after the July 16, 2020 judgment of the Court of Justice of the European Union in the Schrems II case, the legal framework for clinical trial related data export from Europe and the U.K. to the United States remains subject to the interpretation of each national Data Protection Authority, pending an E.U.-wide finding of adequacy of U.S. privacy protections.
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
Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor
basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that it successfully develops.
Different pricing and reimbursement schemes exist in other countries. In the E.U., governments influence the price of biopharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to establish their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced
markets exert a commercial pressure on pricing within a country. The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Affordable Care Act was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the Affordable Care Act increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible
annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the Centers for Medicare and Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act and Presidential executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of its requirements, and there could be additional challenges, amendments, executive orders and directives and legislation relating to the Affordable Care Act in the future. For example, although Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have passed. In 2017, Congress enacted the Tax Act, which eliminated the tax-based
shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care
Act-mandated
“Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2029 absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reform government program reimbursement methodologies for pharmaceutical products, lower drug prices and reduce out of pocket costs of drugs, increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Additionally, drug price control measures that could be enacted in future legislation include, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income
patients. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
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
to

operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our strategy is to seek to protect our proprietary position by, among other methods, filing or in-licensing
U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how,
continuing technological innovation, and potential
in-licensing
opportunities to develop and maintain our proprietary position.
We have a license to patents and other intellectual property relating to VIP152, VIP217, VIP943, VIP924, VIP236, and our other current product candidates from Bayer on an exclusive, worldwide basis under the Bayer License Agreement. The portfolio as of December 31, 2021 includes 24 issued U.S. patents, 14 pending U.S. patent applications, 274 issued patents in various jurisdictions outside of the United States and approximately 134 pending patent applications in various jurisdictions outside of the United States. The Bayer License Agreement is described more fully below.
Our patent portfolio covering VIP152 consists of issued patents in the U.S., Europe, China, Japan, India and Mexico, along with issued patents and pending applications in other markets. The issued U.S. patent covering the composition of matter of VIP152 is expected to expire in November 2033, absent any patent term extensions for regulatory delay. With respect to VIP943 and VIP924, we have pending applications in the U.S., Europe, China, Japan, India, Argentina, Brazil and Mexico, along with an issued patent and pending applications in other markets covering the composition of matter of VIP943 and VIP924. Any patent that may issue from our pending patent applications related to VIP943 and VIP924 are expected to expire in December 2037, absent any patent term adjustments or extensions. With respect to VIP236, we have pending applications in the U.S., Europe, China, Japan, India, Argentina, Brazil, Mexico and other markets covering the composition of matter of VIP236. Any patent that may issue from our pending patent applications related to VIP236 is expected to expire in October 2039, absent any patent term adjustments or extensions. In addition, our patent portfolio covering VIP217 consists of issued patents in the U.S., Europe, China, Japan, India and Mexico, along with issued patents and pending applications in other markets. The issued U.S. patent covering the composition of matter of VIP217 is expected to expire in April 2035, absent any patent term extensions for regulatory delay. With respect to our product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.
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
know-how
and inventions.
Bayer License Agreement
On October 7, 2020, we entered into the Bayer License Agreement, pursuant to which we have been granted an exclusive, worldwide, royalty-bearing, worldwide license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense and distribute, for all uses in the cure, mitigation, treatment or prevention of diseases or disorders in humans or animals, (i) a clinical-stage small molecule drug platform, including VIP152 (formerly known as BAY 1251152), a PTEFb/CDK9 inhibitor compound, and (ii) a preclinical stage bioconjugation platform, including VIP924 (formerly
BAY-924),
and VIP943 (formerly known as
BAY-943),
next-generation ADC compounds, and VIP236, a SMDC compound. These platforms currently comprise our entire product candidate pipeline. The Bayer License Agreement became effective upon the closing of the Business Combination.
Under the Bayer License Agreement, we paid Bayer an upfront license fee of $5.0 million upon the closing of the Business Combination. In addition, we are obligated to make significant future payments to Bayer upon the achievement of certain development and commercial sales milestones involving license products as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments vary greatly depending on factors such as the particular licensed product, whether it involves a PTEFb licensed product or an ADC licensed product (and which ADC program – IL3RA, CXCR5, SMDC or additional programs), the number of distinct disease indications, the number of different countries with respect to which the milestone is achieved and the level of net commercial sales, and it is therefore difficult to estimate the total payments that may become payable to Bayer and when those payments would be due. If we achieve all of the milestones for each of the countries and disease indications, we would be obligated to pay development and commercial sales milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, we could be required to pay aggregate milestone payments in excess of $1.0 billion. If we partner with a third party and receive development milestone payments from such third party that exceed the development milestone payments, we are required to pay Bayer for the same milestones, we are required to pay Bayer a small portion of that excess.
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
Human Capital/Employees
We are an early stage
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
We are led by Drs. Ahmed M. Hamdy and Raquel E. Izumi, two
co-founders
and biotechnology entrepreneurs who previously leveraged the discovery know-how
of an established pharmaceutical company into a break-through blood cancer treatment. Drs. Hamdy and Izumi were instrumental in the clinical development of IMBRUVICA
®
and CALQUENCE
®
for the treatment of blood cancers. Drs. Hamdy and Izumi were principal co-founders
of Acerta Pharma, the company that developed CALQUENCE
®
from an early-stage preclinical molecule through clinical trials and full marketing approval. Acerta Pharma was formed to license the preclinical stage molecule and technology that would become CALQUENCE
®
. Three years after inception, Acerta Pharma was acquired by AstraZeneca plc for $7.0 billion.
Drs. Hamdy and Izumi, and the rest of our management team, are supported by an external team of experienced cancer drug developers including John C. Byrd, M.D., the Chair of the Department of Internal Medicine at the University of Cincinnati and Chief Medical Officer of BEAT AML, and Brian J. Druker, M.D., Director at Oregon Health & Science University’s Knight Cancer Institute School of Medicine. Dr. Byrd serves as chair of our Scientific Advisory Committee, and Dr. Druker serves on our board of directors.
As our core ethos, we believe that our people are our company’s greatest asset, and that by creating an open, aware, accepting, and diverse workplace, we will, by extension, create a responsive, innovative, and successful company. This ethos guides the focus of our human capital objectives and the emphasis we place on employee retention and team culture and diversity. As of December 31, 2021, we had 56 full-time employees, including 22 employees who hold either M.D. or Ph.D. degrees (39%). Of these 56 employees, 41 were engaged in research and development (73%), and 15 were engaged in general and administrative functions (27%). None of our employees are represented by labor unions or covered by collective bargaining agreements.
We believe that we offer competitive compensation and benefits packages to our employees based on up-to-date peer company benchmarks, including employee and dependent healthcare insurance, flexible paid time off and leave policies, meaningful equity grants, and retirement planning. For ongoing learning and development, we sponsor culture workshops, training and education resources and programs, coaching, and other resources to help employees, at all levels, feel a sense of belonging and support to achieve their full potential.
We consider our relationship with our employees to be good. In 2021, we introduced employee surveys that show a strong overall happiness score, with highest rankings for culture, management, and diversity. We believe our employees and our company benefit from and excel in a diverse, inclusive, and safe work environment. Our employees come from numerous countries, ethnicities, and backgrounds and bring diversity to our workplace. As of December 31, 2021, 46% of our global workforce, 45% of our leadership (at Senior Director level and above), and 33% of our board of directors identified as female. We believe the variety of the experiences, backgrounds, and perspectives that our employees bring to their work every day, and our focus on diversity and inclusion, make our Company stronger and more successful and will enable us to further strengthen our collaborative culture, continue to enhance employee engagement and satisfaction, and drive innovation and improved performance. As we look forward in 2022, we plan to implement additional ways to measure, track, and report on employee diversity, inclusion, and satisfaction initiatives.
Facilities
Our principal executive offices are located in Palo Alto, California, and our lease agreement for such space expires in December 2025. Vincerx Pharma GmbH, our wholly owned German subsidiary, leases space in Monheim am Rhein, Germany. We do not own any real property. We believe that our office space is adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms to meet future needs.

Legal Proceedings
We are not currently a party to any legal proceedings, and are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition.
Available Information
Our principal executive offices are located at 260 Sheridan Avenue, Suite 400, Palo Alto, CA 94306, and our telephone number is (650)
800-6676.
Our website address is www.vincerx.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form
10-K.
We make available free of charge on our website our annual reports on Form
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K
and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. You may obtain a free copy of these reports in the Investor Relations section of our website, www.vincerx.com. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at
1-800-SEC-0330.
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
Our business, operations, clinical development plans and timelines, and supply chain has been, and could continue to be, adversely affected by the effects of epidemics, including the ongoing
COVID-19
pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, shippers, clinical trial sites and others.
Our business has been, and could continue to be, adversely affected by health epidemics, including the ongoing
COVID-19
pandemic, wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, contract research organizations, clinical trial sites and other third parties upon whom we rely. For example, the
COVID-19
pandemic has presented a substantial public health and economic challenge around the world and has affected, and may continue to affect, employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions imposed, and in the future may impose,
“shelter-in-place,”
quarantine or similar orders or restrictions to control the spread of
COVID-19.
Our headquarters is located in Palo Alto, California, and until recently, we had implemented work-from-home policies for all employees. These measures have negatively impacted our productivity, disrupted our business, delayed our clinical programs and timelines and limited our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations, now or in the future, could negatively impact our business, operating results and financial condition.
We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization.
Quarantines, shelter-in-place and
similar government orders and restrictions, staffing shortages and other disruptions in operations, whether related to COVID-19 or
other health epidemics, have impacted, and could continue to impact, personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which has impacted, and could continue to impact, our supply chain. For example, any manufacturing supply interruption of any product candidate could adversely affect our ability to conduct ongoing and future clinical trials of such product candidate. In addition, delays and closures or other disruptions of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.
If our relationships with our suppliers or other vendors are delayed, scaled back or terminated as a result of the
COVID-19
pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays could generally occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. See “Risks Related to Our Dependence on Third Parties.”
In addition, our clinical trials have been and may continue to be affected by the
COVID-19
pandemic. Clinical site initiation and patient enrollment have been, and may continue to be, delayed due to staffing shortages, prioritization of hospital resources toward the
COVID-19
pandemic or concerns among patients about

participating in clinical trials during a pandemic or public health measures imposed by governmental authorities in the countries and regions in which the clinical sites are located. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines or other restrictive measures impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to
COVID-19
or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.
The global pandemic of
COVID-19
continues to evolve rapidly. The ultimate impact of the
COVID-19
pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects have impacted, and could continue to impact, our operations, and we will continue to monitor the
COVID-19
situation closely.
We are substantially dependent on the success of our lead product candidate, VIP152, which is currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize VIP152 in a timely manner, our business will be harmed.
Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize VIP152, our lead product candidate. We believe our highly selective CDK9 inhibitor, VIP152, is differentiated from other CDK9 inhibitor technologies being developed by our competitors. We are investing significant efforts and financial resources in the research and development of VIP152. We are conducting a Phase 1 trial of VIP152 as a monotherapy, and in combination with other anticancer agents, in patients with advanced cancers, including non-Hodgkin’s
lymphoma and chronic lymphocytic leukemia. VIP152 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote VIP152, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.
The success of VIP152 will depend on several factors, including the following:

•	the efficacy of VIP152 at selectively targeting CDK9;

•	the successful and timely completion of our ongoing clinical trials of VIP152;

•	the initiation and successful patient enrollment and completion of additional clinical trials of VIP152 on a timely basis;

•	establishing and maintaining relationships with contract research organizations and clinical sites for the clinical development of VIP152 in the United States and internationally;

•	the frequency and severity of adverse events in the clinical trials and additional drug-related adverse events are likely to be identified as more patients are treated;

•	achieving dose selection, efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	establishing and maintaining supply arrangements with third party drug product suppliers, manufacturers and distributors;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	a continued acceptable safety profile following any marketing approval; and

•	our ability to compete with other therapies.

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
VIP152 is a novel PTEFb/CDK9 inhibitor and its potential therapeutic benefit is unproven. While several CDK9 inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting CDK9 for the treatment of cancers, and, as a result, the regulatory pathway for VIP152 may present novel issues that could cause delays in development or approval. While results from early clinical trials of VIP152 have shown tolerable side effects and a reduction in MCL1 and MYC mRNA, VIP152 may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for VIP152 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although Bayer has evaluated VIP152 in preclinical studies and in early-stage clinical trials, VIP152 has not yet advanced into a large-scale, pivotal clinical trial for any indication. Positive results from early-stage clinical trials are not necessarily predictive of the results of planned clinical trials of VIP152. If we cannot replicate the positive results from Bayer’s Phase 1 clinical trials in our clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize VIP152. As a result, our focus on exploring PTEFb/CDK9 inhibition may fail to result in the identification of viable additional indications for VIP152. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize VIP152, raise capital, expand our business or continue our operations.
VIP943, VIP924 and VIP236 are part of a novel bioconjugation platform, and their potential therapeutic benefits are unproven. These product candidates are still in the preclinical phase and we do not anticipate beginning clinical trials any sooner than late 2022 or early 2023, at the earliest. Furthermore, we may never develop any of the product candidates in our bioconjugation platform. While several bioconjugation and ADC candidates are under development by other companies, there is currently no approved bioconjugation therapy using our proprietary cytotoxin (an optimized CPT payload derived from SN38, a well-known cytotoxic drug and active metabolite of irinotecan) or an ADC using KSPi and CellTrapper. We may uncover a previously unknown risk associated with KSPi or our optimized CPT payload, our CellTrapper technology may not be as impermeable as initial testing suggest, our linker technology may not be as effective as initial testing suggests, or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional preclinical and clinical testing. While results from preclinical trials of VIP943, VIP924 and VIP236 in mouse xenograft models have shown proof-of-concept
for each, VIP943, VIP924 and VIP236 may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. If the KSPi warhead or optimized CPT payload that we use is not safe in certain product candidates, we would be required to abandon or redesign all of our current lead ADC or SMDC product candidates. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of VIP943, VIP924 and VIP236 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although Bayer has evaluated VIP943, VIP924 and VIP236 in preclinical studies, VIP943, VIP924 and VIP236 have not yet advanced into clinical-stage trials for any indication. Positive results from preclinical trials are not necessarily predictive of the results of planned clinical trials of VIP943, VIP924 and VIP236.

There is currently no CDK9 inhibitor, ADC delivering a KSPi warhead or small molecule drug conjugate delivering an optimized CPT payload that has to date been approved by the FDA, and the development of our product candidates may never lead to a marketable product.
We have not received regulatory approval for any of our product candidates and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. We may not succeed in demonstrating safety and efficacy of (i) VIP152 in the ongoing Phase 1 clinical trials or in larger-scale clinical trials or (ii) VIP943, VIP924 or VIP236 in preclinical studies, clinical trials or in large-scale clinical trials. Advancing VIP152 as a PTEFb/CDK9 inhibitor, VIP943 and VIP924 as ADCs delivering a KSPi warhead, or VIP236 as an SMDC delivering an optimized CPT payload creates significant challenges for us, including:

•	obtaining marketing approval, as the FDA or other regulatory authorities have never approved a CDK9 inhibitor, KSPi warhead, or SMDC delivering an optimized CPT payload;

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
Our competitors are developing a large number of drug candidates for the treatment of solid tumors, leukemia,
B-cell
malignancies, lymphomas and myelodysplastic syndrome. Any product candidates that we successfully develop and commercialize will compete with these drug candidates, existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. Several pharmaceutical and biotechnology companies have CDK9 inhibitors, ADCs, SMDCs or other products on the market or in clinical trials which may compete with our drugs in hematological and oncology indications.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe adverse effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. We anticipate that we will face increased competition in the future as new companies enter the markets and as scientific developments progress. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

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
Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or other regulatory authority investigation of the safety and efficacy of our products, our manufacturing processes and facilities or our marketing programs. FDA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to clinical trial participants or patients. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive and difficult to obtain. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition. In addition, any inability or delay in obtaining such insurance could negatively impact our ability to conduct clinical trials on a timely basis or at all. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics that we or our collaborators may develop.
Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.
In domestic and foreign markets, sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors decide which drugs will be covered and establish reimbursement levels for those drugs. The containment of healthcare costs has become a priority of governments as well as private third-party payors. The prices of drugs have been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for certain medications, which could affect our ability to sell our product candidates profitably. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues.

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
Clinical trials have uncertain outcomes and may be required to continue beyond our available funding. Failure can occur at any stage of the clinical trials, and we may experience numerous unforeseen events that could delay or prevent commercialization of our current or future product candidates, including, but not limited to:

•	delays in securing clinical investigators and trial sites for our clinical trials;

•	delays in obtaining Institutional Review Board, and regulatory approvals to commence a clinical trial;

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

•	unforeseen safety issues;

•	uncertain dosing issues that could arise as a result of incompletely explored pharmacokinetic and pharmacodynamics behaviors or initiatives such as the FDA’s Project Optimus;

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
Certain toxicity and adverse events have been noted in some of the preclinical and clinical trials involving certain of our product candidates. For example, neutropenia was observed in some patients receiving VIP152. In addition, we have or may pursue clinical trials for more than one indication, and there is a risk that unacceptable toxicity or adverse events observed in a trial for one indication could result in the delay or suspension of all trials involving the same product candidate. Even if we believe that the data collected from clinical trials of our product candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Regulatory officials could interpret such data in different ways than we do, which could delay, limit or prevent regulatory approval. The FDA or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the commercialization of our product candidates, may severely harm our business and reputation.
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

For most purposes, however, biomarkers have not been scientifically validated. If our understanding and use of biomarkers is inaccurate or flawed, or if our reliance on them is otherwise misplaced, then we will not only fail to realize any benefits from using biomarkers, but may also be led to invest time and financial resources inefficiently in attempting to develop less promising product candidates. Moreover, although the FDA has issued for comment a draft guidance document on the potential use of biomarker data in clinical development, such data are not currently accepted by the FDA or other regulatory agencies in the United States, the European Union or elsewhere in applications for regulatory approval of product candidates, and there is no guarantee that such data will ever be accepted by the relevant authorities in this connection. Our biomarker data should not be interpreted as evidence of efficacy.
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
Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, health epidemic, such as the ongoing
COVID-19
pandemic, power shortage, telecommunication failure or other natural or man-made
accidents or incidents, including the impact of climate change, that result in us being unable to fully use our facilities, or those of our third party contract manufacturers, or conduct our preclinical studies or clinical trials, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or the interruption of our business operations for a substantial period of time.
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
Our business and operations would be adversely affected in the event that our computer systems or those of our partners, contract research organizations, contractors, consultants or other third parties we work with were to suffer system failures, cyber-attacks, loss of data or other security incidents, or we fail to comply with applicable data security and privacy laws, regulations and standards.
Despite the implementation of security measures, our computer systems, as well as those of our partners, contract research organizations, IT service providers, contractors, consultants, law and accounting firms and other third parties we work with, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, ransomware attacks, denial-of-service
attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our partners and third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, have increased significantly and are becoming increasingly difficult to detect. If a failure, accident or security breach were to occur and cause interruptions in our operations, or the operations of our partners or third-party providers, it could result in a misappropriation of confidential information, including our intellectual property or financial information or clinical trial participant personal data, a material disruption or delay in our drug development programs, and/or significant monetary losses. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials, or chemistry, manufacturing and controls data for our product candidates, could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
In addition, we must comply with increasingly complex, rigorous, and sometimes conflicting laws, regulations and standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective in 2018, the United Kingdom adopted the Data Protection Act 2018 (as updated), which became effective in 2018, and California adopted the California Consumer Privacy Act (the “CCPA”), which became effective in 2020. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws, regulations and standards (including implementation of the privacy and process enhancements called for under GDPR and CCPA) can be costly and time consuming, and any failure to comply with these laws, regulations and standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information, including any breach, loss or compromise of clinical trial participant personal data, could also result in violation of data privacy laws, regulations and standards, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on our business and operations.
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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and, prior to the Business Combination, have financed our operations principally through loans and other debt. Our losses have resulted principally from expenses incurred in connection with licensing our product candidates from Bayer, raising capital, building our management team and business infrastructure and conducting preclinical studies and early clinical trials. Our lead product candidate, VIP152, is in Phase 1 clinical trials, and we intend to continue its clinical development in patients with hematologic and solid tumors to obtain clinical proof-of-concept
in indications with unmet medical needs by the middle of 2022. Our lead ADC product candidates, VIP943 and VIP924, are in preclinical development, and we do not expect the first to begin clinical trials until late 2023 or early 2024. Our SMDC product candidate, VIP236, is in preclinical development, and we do not expect it to begin clinical trials until late 2022 or early 2023. Our other product candidates are in the preclinical stage. As a result, we expect that it will be several years, if ever, before we have a commercialized product and are able to generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period
comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, need to raise additional capital and ability to achieve and maintain profitability.
We require substantial capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, VIP152, VIP943, VIP924, VIP236, and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. These expenditures will include payments associated with the Bayer License Agreement and development and commercial milestones, in each case prior to generating any product sales. Additionally, following commencement of any commercial sales of our licensed products, we will be responsible for significant further payments upon the achievement of certain sales milestones and tiered royalty payments on net commercial sales.
Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including VIP152, VIP943, VIP236, and VIP924, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of December 31, 2021, we had approximately $111.5 million in cash. We intend to use our existing cash to advance and expand our preclinical and clinical programs, including to fund additional monotherapy and combination clinical studies for our product candidates, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs, and for working capital and other general corporate purposes. Based on current business plans and assumptions, we believe that our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements through 2023. Our estimate as to how long we expect our existing cash to be able to continue to fund our operating expenses and capital expenditure requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution. Raising additional funds through debt financing may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, development programs or product candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic or market conditions. We do not have any committed external source of funds. Market volatility resulting from the
COVID-19
pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.
The Bayer License Agreement obligates us to make significant milestone and royalty payments, some of which will be triggered prior to the commercialization of any of our other product candidates.
We will be responsible for significant future contingent payments and royalties under the Bayer License Agreement upon the achievement of certain development, regulatory and sales milestone events, some of which may occur prior to commercialization of any of our product candidates. Accordingly, we will be required to make certain of these payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates, including VIP152, VIP943, VIP924, and VIP236. There can be no assurance that we will have the funds necessary to make such payments, or be able to raise such funds when needed, on terms acceptable to us, or at all. As a result, we may be required to delay, limit, reduce or terminate its product development or future commercialization efforts.
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
Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, dose selection, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority with respect to our product candidates. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can and often does change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, changes in policy or new initiatives during the period of drug development, clinical trials and FDA regulatory review. For example, in the U.S., the FDA’s Project Optimus initiative will transform the dose-finding and dose optimization paradigm across oncology to emphasize selection of a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well, which could increase the development time and costs of our clinical trials. In addition, the European Union began transitioning to full implementation of the EU Clinical Trials Regulation in January 2022, and the United Kingdom’s Medicines and Healthcare products Regulatory Agency has begun to transition the U.K. to a fully independent clinical trial regulatory framework following Brexit, both of which could result in significant uncertainties and delays.
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
If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of that product candidate altogether. We, the FDA other comparable regulatory authorities or an Institutional Review Board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates and not seen during clinical trials may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, implementation of a Risk Evaluation and Mitigation Strategy, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.
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
We plan to also conduct international clinical trials. The acceptance of study data by the FDA, European Medicines Agency or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign-generated data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the clinical trials are performed by clinical investigators of recognized competence and pursuant to current good clinical practice requirements; and (3) the FDA is able to validate the data through an on-site
inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance that the FDA, European Medicines Agency or any applicable foreign regulatory authority will accept data from clinical trials conducted outside of its applicable jurisdiction. If the FDA, European Medicines Agency or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
In addition, following the Brexit vote, the European Union moved the European Medicines Agency’s headquarters from the United Kingdom to the Netherlands. This transition may cause disruption in the administrative and medical scientific links between the European Medicines Agency and the UK Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of import and export of active substance and other components of new drug formulations and disruption of the supply chain for clinical trial product and final authorized formulations. The United Kingdom’s Medicines and Healthcare products Regulatory Agency has also begun to transition the U.K. to a fully independent clinical trial regulatory framework. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom.

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
Any inability to identify and retain third-party manufacturers or any performance failure on the part of such manufacturers, or a disruption in our supply chain as a result of political unrest, trade disputes, natural disasters, pandemics, climate change or otherwise, could delay our clinical trials and development, regulatory approval of our product candidates, commercialization of our product candidates or our ability to sell our commercial products, resulting in additional losses and depriving us of potential product revenues.
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
We intend to rely in part on contract research organizations, electronic data capture companies, data management companies, contract clinical research associates, medical institutions, clinical investigators, contract laboratories and other third parties to assist us in conducting clinical trials and obtaining regulatory approvals for our product candidates. In addition, we intend to rely in part on third parties to assist with our preclinical development of product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
If we fail to enter and maintain successful collaborative arrangements or strategic alliances for our product candidates, we may have to reduce or delay our product candidate development or increase our expenditures.
An important element of our strategy for developing, manufacturing and commercializing our product candidates is entering into collaborative arrangements or strategic alliances with pharmaceutical companies, research institutions or other industry participants to advance our programs and enable us to maintain our financial and operational capacity. We face significant competition in seeking appropriate alliances. We may not be able to negotiate alliances on acceptable terms, if at all. In addition, these alliances may be unsuccessful. If we fail to create and maintain suitable alliances, we may have to limit the size or scope of, or delay, one or more of our research or development programs.
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
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our product candidates, technology, and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our third-party relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.
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
In addition, although we enter into
non-disclosure
and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, contract research organizations, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection.
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
Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license
is not valid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patents or the patents of our licensors is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement,
or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.
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
The outcome following legal assertions of invalidity and/or unenforceability is unpredictable, and prior art could render our patents or our licensors’ patents invalid. There is no assurance that all potentially relevant prior art relating to our patent and patent applications or the patent and patent applications of our licensors has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim.
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
The Leahy-Smith America Invents Act of 2011 includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith America Invents Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in the patents or patent applications.
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
For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and the patents we might obtain or license in the future.
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
Upon completion of the license agreement with Bayer, we will have rights to many pending patent applications in the United States and other countries. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the federal and state laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution, maintenance or enforcement of our patent applications or issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications and issued patents in Russia, and actions by the Russian government would allow Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. These actions could adversely affect our business.
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
General Risk Factors
Our stock price has been volatile and our stock has been thinly traded, and you may not be able to sell shares of our common stock at or above the price you paid.
The trading price of our common stock has been volatile and is subject to wide fluctuations. From December 23, 2020 to March 22, 2022, our common stock has been relatively thinly traded, with an average daily trading volume of approximately 115,000 shares. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.
We believe the stock price volatility and low trading volume is in response to various factors, some of which are beyond our control. These factors include:

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
There could be potential conflicts of interest between us and certain of our stockholders, which includes some of our executive officers, due to their right to designate a majority of the members of our board of directors.
Pursuant to the Voting and Support Agreement, entered into among the Legacy Holders and certain other stockholders in connection with the Business Combination (the “Voting Agreement”), the Legacy Holders, including Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, have the right to designate seven of the nine members to our board of directors, and the stockholders who are parties to the Voting Agreement, who beneficially own approximately 35.2% of our outstanding common stock, have agreed to vote for such designees. As a result, the Legacy Holders have the ability to exercise significant influence over the election of our board of directors, which in turn may create issues if and to the extent our interests and those of these stockholders diverge. We have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of such directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case
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
Future sales of shares of our common stock may depress the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
As of December 31, 2021, private warrants to purchase 3,295,000 shares of common stock were outstanding. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such private warrants are exercised or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers and other affiliates, and certain of such shares are eligible for sale in the public market under currently effective Registration Statement on Form
S-3.
In addition, in September 2021, we sold 3,500,000 shares of our common stock to certain investors in a private placement, and such shares are available for resale under our Registration Statement on Form
S-3.
Sales, or potential sales, of substantial numbers of shares in the public market could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.
As a public company, we face increased expenses and administrative burdens, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, we face increased legal, accounting, administrative and other costs and expenses. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements results in increased costs and makes certain activities more time-consuming, including expenses associated with SEC reporting requirements. In addition, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs in rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It is also more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase our legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
In March 2020, the Delaware Supreme Court issued a decision in
Salzburg et al. v. Sciabacucchi
, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.
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
As of March 31, 2022, each of Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, beneficially owned, directly or indirectly, approximately 15.4% of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 24.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation and approval of significant corporate transactions. In addition, certain of these individuals are party to the Voting Agreement, pursuant to which they have the right to nominate all of the members of our board of directors and the obligation to vote for such nominees. This could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult without the support of these stockholders.
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
Our executive officers have limited experience in the management of a publicly traded company and may not be able to effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs.

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
We identified a material weakness in our internal control over financial reporting related to the accounting and reporting for certain of our private warrants. Although management has concluded that this material weakness was remediated as of September 30, 2021, any future material weaknesses or other inability to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price and ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements and covenants regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition. We can provide no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

ITEM 1B.	Unresolved Staff Comments.
None.

ITEM 2.	Properties.
Our principal executive offices are located in Palo Alto, California, and our lease agreement for such space expires in December 2025. Vincerx Pharma GmbH, our wholly owned German subsidiary, leases space in Monheim am Rhein, Germany. We do not own any real property. We believe that our office space is adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms to meet our future needs.

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
Our common stock is listed on the Nasdaq Capital Market under the symbol “VINC.”
As of March 23, 2022, there were 20 holders of record of our common stock and 2 holders of record of our private warrants. These numbers exclude holders whose stock or warrant is held in “street name” by brokers.
We have not paid any cash dividends on the common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries may incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.

ITEM 6.	[Reserved].

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. This discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this report. Historical results are not necessarily indicative of future results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Vincerx”, the “Company”, “we”, “us” and “our” refer to the business and operations of Vincerx prior to and following the closing of the Business Combination.
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

•	expenses incurred to conduct preclinical development and studies required to advance our product candidates into clinical trials;

•	per patient clinical trial costs, including based on the number of doses that patients receive;

•	the number of patients who enroll in each clinical trial;

•	the number of clinical trials required for approval;

•	the number of sites included in the clinical trials;

•	the countries in which the clinical trials are conducted;

•	the length of time required to enroll eligible patients;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring requested by regulatory agencies;

•	the duration of patient participation in the clinical trials and follow-up;

•	the phase of development of the product candidate;

•	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	the cost of insurance, including product liability insurance, in connection with clinical trials;

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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our expanded operations and infrastructure, as well as the initiation, continuation and expansion of our preclinical development and studies and clinical trials for our product candidates. We also anticipate that our general and administrative expenses will increase as a result of payments for accounting, audit, legal and consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

Change in Fair Value of Warrant Liabilities
Certain of our private warrants are classified as liabilities pursuant to ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity. The change in fair value of warrant liabilities consists of the change in fair value of these private warrants.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	For the years ended December 31,
	2021	2020	Amount Change
Operating expenses:
General and administrative	$22,575	$3,598	$18,977
Research and development—license acquired	—	5,000	(5,000)
Research and development	40,081	2,116	37,965

Total operating expenses	62,656	10,714	51,942

Loss from operations	(62,656)	(10,714)	(51,942)

Other income (expense)
Change in fair value of warrant liabilities	23,358	(5,136)	28,494
Financing costs—derivative warrant liabilities	—	(762)	762
Other expense	(8)	(8)	—

Total other income (expense)	23,350	(5,906)	29,256

Net loss	$(39,306)	$(16,620)	$(22,686)

Research and Development
Research and development expenses increased by $38.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily related to increases in stock-based compensation expense of approximately $12.9 million, new employee salaries and third party preclinical, clinical and manufacturing services in connection with our preclinical studies and clinical trials of approximately $12.8 million.
Research and Development—License Acquired
During the year ended December 31, 2020, we incurred $5.0 million of research and development cost related to the Bayer License Agreement.
General and Administrative
General and administrative expenses increased by approximately $19.0 million for year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily related to increases in legal (both general and patent protection and filings), insurance and accounting and other professional services in support of our operations as a public company of approximately $9.8 million, stock-based compensation expense of approximately $6.0 million and new employee salaries.

Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities for the year ended December 31, 2021 compared to the prior year was primarily due to the decrease in the closing price of our common stock from $20.91 as of December 31, 2020 to $10.19 as of December 31, 2021.
Financing costs—derivative warrant liabilities
Financing costs of warrant liabilities reflect an allocation of total financing costs associated with the Business Combination, on the basis of the fair value of the warrant liabilities as compared to the total proceeds received by the Company.
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
Net working capital increased from the year ended December 31, 2020 to the year ended December 31, 2021 by $72.6 million (to $97.9 million from $25.3 million) primarily due to our September 2021 private placement of 3.5 million shares of common stock, at a price of $14.50 per share. We received net proceeds from this private placement of approximately $47.4 million, after deducting transaction costs of approximately $3.3 million. Our quarterly cash usage increased quickly subsequent to the completion of the Business Combination in December 2020 due to the initiation of our research and development and clinical trial activities. We anticipate that our cash needs will likely continue to increase relative to prior periods as we increase our research and development and clinical trial activities.
We expect our expenses to increase significantly in connection with our ongoing activities, particularly as we continue preclinical development and studies of, initiate, continue and expand clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.
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

We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. As of December 31, 2021, we had approximately $111.5 million in cash. We intend to use our existing cash to advance and expand our preclinical and clinical programs, including to fund additional monotherapy and combination clinical studies for our product candidates, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs, and for working capital and other general corporate purposes. Based on our current business plans and assumptions, we believe that our existing cash will be sufficient to fund our operating expenses and capital requirements through 2023. Our estimate as to how long we expect our existing cash to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.
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
Identifying potential product candidates and conducting preclinical development and studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available in the near term, if at all.
Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders, and the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
The
COVID-19 pandemic
continues to evolve, and as a result, we are continuing to assess the effect that it could have on our business and operations. The extent to which COVID-19 may
impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as duration of the pandemic, the emergence and severity of new variants of the virus, additional or modified government actions, new information concerning the severity and impact of the virus, the timing, availability, efficacy, adoption and distribution of vaccines or other preventative treatments, travel restrictions, quarantines, social distancing requirements and business closures, and other actions taken to contain the virus or address its impact. We do not yet know the full extent of potential delays or impacts on our business and operations, our clinical trials, our research programs, healthcare systems or the global economy. While the potential economic impact brought by, and the duration of, COVID-19 may
be difficult to assess or predict, it could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could
materially affect our business and the value of our common stock.
Contractual Obligations and Commitments
Leases
On December 23, 2020, the Company entered into
a 5-year
term lease agreement which commenced on January 1, 2021. In April and May 2021, the lease was amended to include additional space. The annual rent payments are approximately $1.2 million.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the years ended December 31,
	2021	2020
Net cash used in operating activities	$(33,402)	$(2,279)
Net cash used in investing activities	$(5,258)	$—
Net cash provided by financing activities	$88,453	$64,071
Cash Flows from Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to preclinical development and studies, clinical trials and general and administrative activities. As we continue to ramp up hiring and continue and expand clinical trials of, and seek marketing approval for, our product candidates, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business.

Net cash used in operating activities was approximately $33.4 million for the year ended December 31, 2021 compared to $2.3 million for the year ended December 31, 2020. Significant components of our cash used in operating activities consist primarily of payroll costs and third-party professional services as we build our public company infrastructure, engage in preclinical development and studies and prepare for and conduct our clinical trials. Our net loss during the year ended December 31, 2021 was approximately $39.3 million, which included approximately $23.3 million related to stock-based compensation and offset by approximately $23.4 million income related to the change in fair value of warrant liabilities.
Cash Flows from Investing Activities
Cash used in investing activities was approximately $5.3 million for the year ended December 31, 2021, which consisted of the payment to Bayer for the license fee and approximately $0.3 million for the purchase of furniture and fixtures for our facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $88.5 million for the year ended December 31, 2021 compared to $64.1 million for the year ended December 31, 2020. The net cash provided by financing activities for the year ended December 31, 2021 consists of $47.4 million in net proceeds received from the issuance of common stock in a private placement and $40.7 million in proceeds received from the exercise of our public warrants and certain of our private warrants. We received approximately $64.1 million in net proceeds from the Business Combination on December 23, 2020. During the year ended December 31, 2020, we received $0.3 million from the issuance of shares to certain founders and issuance of a note to a related party. During the year ended December 31, 2020, we also made a $0.3 million payment of the note payable to this same related party, which repaid such note in full.
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

•	Expected Term —We use the simplified method when calculating the expected term due to insufficient historical exercise data.

•	Expected Volatility —Given the limited market trading history of our common stock, volatility is based on a benchmark of comparable companies within the biopharmaceutical industry.

•	Expected Dividend Yield —We have never paid any cash dividends on common stock and do not anticipate doing so in the foreseeable future.

•	Risk-Free Interest Rate —The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Private Common Stock Warrant Liabilities
As of December 31, 2021, there were 3,295,000 private warrants to purchase common stock outstanding. Each unit consisted of one share of common stock and one public warrant exercisable for one-half
of one share of common stock.
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
Since these private warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The estimated fair value of the private warrants is determined with Level 3 inputs using Black-Scholes and Monte Carlo simulations. The private warrants were valued as of December 31, 2021, December 31, 2020 and December 23, 2020 (the Business Combination closing date). See Note 5.
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
Interest Rate Risk
Cash consists solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. Currently, we do not possess any cash equivalents, but if we did, the short-term nature of these investments would also not be significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Vincerx Pharma, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vincerx Pharma, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/
WithumSmith+Brown, PC
Whippany, New Jersey
March 28, 2022
We have served as the Company’s auditor since 2020
PCAOB ID Number
100

Vincerx Pharma, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$111,459	$61,792
Restricted cash	105	—
Prepaid expenses	182	1,104
Other current assets	95	214

Total current assets	111,841	63,110
Right-of-use assets	3,949	—
Property, plant and equipment, net	233	—
Other assets	1,653	82

Total assets	$117,676	$63,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,019	$491
Accrued expenses	4,715	—
Lease liability	738	—
License payable	—	5,000
Due to related parties	—	14
Common stock warrant liabilities	6,447	32,308

Total current liabilities	13,919	37,813
Lease liability, net of current portion	3,436	—

Total liabilities	17,355	37,813

Commitments and contingencies—Note 9
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding as of December 30, 2021 and 2020	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 21,057,560 shares and 13,984,441 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	1
Additional paid-in capital	156,311	42,043
Accumulated other comprehensive loss	(21)	—
Accumulated deficit	(55,971)	(16,665)

Total stockholders’ equity	100,321	25,379

Total liabilities and stockholders’ equity	$117,676	$63,192

The accompanying notes are an integral part of these consolidated financial statements.

Vincerx Pharma, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	For the years ended December 31,
	2021	2020
Operating expenses:
General and administrative	$22,575	$3,598
Research and development—license acquired	—	5,000
Research and development	40,081	2,116

Total operating expenses	62,656	10,714

Loss from operations	(62,656)	(10,714)

Other income (expense)
Change in fair value of warrant liabilities	23,358	(5,136)
Financing costs — derivative warrant liabilities	—	(762)
Other expense	(8)	(8)

Total other income (expense)	23,350	(5,906)

Net loss	$(39,306)	$(16,620)
Other comprehensive loss:
Net foreign currency translation loss	(21)	—

Comprehensive loss	$(39,327)	$(16,620)

Net loss per common share, basic and diluted	$(2.29)	$(3.16)

Weighted average common shares outstanding, basic and diluted	17,176	5,252

The accompanying notes are an integral part of these consolidated financial statements.

Vincerx Pharma, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2020	5,196	$1	$(1)	$1	$—	$(45)	$(44)
Proceeds from reverse acquisition, net of transaction costs and warrant liabilities	8,484	—	—	37,660	—	—	37,660
Proceeds from Founders	—	—	1	—	—	—	1
Issuance of restricted stock	304	—	—	—	—	—	—
Stock-based compensation	—	—	—	4,382	—	—	4,382
Net loss	—	—	—	—	—	(16,620)	(16,620)

Balance as of December 31, 2020	13,984	1	—	42,043	—	(16,665)	25,379
Issuance of common stock from private placement, net of transaction costs of $3,320	3,500	1	—	47,430	—	—	47,431
Issuance of common stock from warrant exercises	3,537	—	—	40,671	—	—	40,671
Issuance of common stock from employee stock plans	36	—	—	351	—	—	351
Reclassification of warrant liabilities to equity due to warrant exercises for cash	—	—	—	2,503	—	—	2,503
Stock-based compensation	—	—	—	23,313	—	—	23,313
Cumulative translation adjustment	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(39,306)	(39,306)

Balance as of December 31, 2021	21,057	$2	$—	$156,311	$(21)	$(55,971)	$100,321

The accompanying notes are an integral part of these consolidated financial statements.

10
1

Vincerx Pharma, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(39,306)	$(16,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization on debt discount	—	20
Depreciation and amortization	25	—
Stock-based compensation	23,313	4,382
Amortization of right-of-use assets	315	—
Change in fair value of warrant liabilities	(23,358)	5,136
Financing costs—derivative warrant liabilities	—	762
Research and development-acquired license, expensed	—	5,000
Changes in operating assets and liabilities:
Prepaid and other current assets	1,041	(1,318)
Other assets	(1,571)	(82)
Accounts payable	1,528	456
Accrued expenses	4,715	—
Lease liability	(90)	—
Due to related parties	(14)	(15)

Net cash used in operating activities	(33,402)	(2,279)
Cash Flows from Investing Activities:
Research and development-acquired license	(5,000)	—
Capital expenditures	(258)	—

Net cash used in investing activities	(5,258)	—
Cash Flows from Financing Activities:
Net proceeds from reverse acquisition		64,070
Proceeds from private placement, net of transaction costs	47,431	—
Proceeds from warrants exercised for cash, net of redemption cost	40,671	—
Proceeds from issuance of common stock from employee stock plans	351	—
Proceeds from Founders	—	1
Proceeds from issuance of notes payable to related parties	—	300
Repayment of notes payable to related parties	—	(300)

Net cash provided by financing activities	88,453	64,071
Effect of exchange rate changes on cash and restricted cash	(21)	—
Net increase in cash and restricted cash	49,772	61,792
Cash and restricted cash at beginning of year	61,792	—

Cash and restricted cash at end of year	$111,564	$61,792

Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$25
Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liabilities to equity due to warrant exercises for cash	$2,503	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$4,264	$—
The accompanying notes are an integral part of these consolidated financial statements.

10
2

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
1. Nature of Business
Organization
LSAC was initially formed on December 19, 2018 as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
On September 25, 2020, LSAC entered into the Merger Agreement with the Merger Sub, Legacy Vincera Pharma and Raquel E. Izumi, as the representative of the Legacy Holders.
Pursuant to the terms of the Merger Agreement, a business combination between LSAC and Legacy Vincera Pharma was effected through the merger of Merger Sub with and into Legacy Vincera Pharma, with Legacy Vincera Pharma surviving as the surviving company and as a wholly-owned subsidiary of LSAC. On December 23, 2020, and in connection with the closing of the Business Combination, LSAC changed its name to Vincera Pharma, Inc. In January 2021, Vincera Pharma, Inc. changed its name to Vincerx Pharma, Inc. (together with its consolidated subsidiaries, the “Company”).
The Company is a clinical-stage biopharmaceutical company focused on leveraging its extensive development and oncology expertise to advance new therapies intended to address unmet medical needs for the treatment of cancer. The Company’s current pipeline is entirely derived from the Bayer License Agreement (see Note 4), pursuant to which the Company has been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how to
develop, use, manufacture, commercialize, sublicense and distribute a clinical-stage and follow-on small
molecule drug program and a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and innovative small molecule drug conjugates. The Company intends to use these product candidates to treat various cancers in a patient-specific, targeted approach.
During the early months of 2020,
COVID-19 emerged
and subsequently spread world-wide. The World Health Organization declared
COVID-19 a
pandemic resulting in federal, state and local governments and private entities mediating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders, and advisories and quarantining people who may have been exposed to the virus. The
COVID-19
pandemic continues to evolve, and as a result, the Company continues to assess the effect that it could have on our business and operations. The extent to which COVID-19 may
impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as duration of the pandemic, the emergence and severity of new variants of the virus, additional or modified government actions, new information concerning the severity and impact of the virus, the timing, availability, efficacy, adoption and distribution of vaccines or other preventative treatments, travel restrictions, quarantines, social distancing requirements and business closures, and other actions taken to contain the virus or address its impact. The Company does not yet know the full extent of potential delays or impacts on our business and operations, our clinical trials, our research programs, healthcare systems or the global economy. While the potential economic impact brought by, and the duration of, COVID-19 may
be difficult to assess or predict, it could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could
materially affect our business and the value of our common stock.

10
3

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with GAAP as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). They include the accounts of Vincerx and its wholly-owned subsidiaries VNRX Corp. and Vincerx Pharma GmbH. All intercompany accounts and transactions have been eliminated.
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

10
4

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

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
Cash and Cash Equivalents
Management considers all highly liquid investments with an insignificant interest rate risk and original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2021.
Restricted Cash
Restricted cash represents cash deposits with financial institutions in support of letters of credit outstanding in favor of certain landlords related to non-cancelable
operating lease agreements to leased office spaces.
Property, Plant and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided for using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.
The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected undiscounted net future cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets.

There has been no impairment loss as of December 31, 2021.
Fair Value Measurement
The Company applies fair value accounting for all financial assets and liabilities measured on a recurring and nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to

10
5

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

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
Private Warrant Liability
As of December 31, 2021 and 2020, there were 3,295,000 and 10,133,767 warrants to purchase common stock outstanding, respectively. The 10,133,767 warrants as of December 31, 2020 consisted of 6,563,767 public warrants (which included 2,744,586 public warrants constituting part of the units) and 3,570,000 private warrants. Each unit consisted of one share of common stock and one public warrant exercisable for one-half
of one share of common stock.
Each public warrant entitled the registered holder to purchase one-half
(1/2) of a share of common stock at a price of $11.50 per whole share of common stock, subject to adjustment as discussed below, at any time commencing on the later of one year after the closing of the initial public offering of LSAC or the consummation of a business combination.
The private warrants are identical to the warrants underlying the units except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share and (ii) such private warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such private warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to
500,000
of the private warrants held by Rosedale Park, LLC and
500,000
of the private warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision substantially identical to that of the public warrants; provided, however, that such redemption rights may not be exercised during the first 12 months following the closing of the Business Combination unless the last sales price of the Company’s common stock has been equal to or greater than $
20.00
per share for any
20
trading days within a
30
trading day period ending on the third business day prior to the date on which notice of redemption is given), in each case so long as they are still held by the initial purchasers or their affiliates. The private warrants purchased by Rosedale Park, LLC will expire on
March 5, 2025
, provided that once the private warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons anymore, the private warrants may not be exercised five years
following the completion of the
Business Combination
.

10
6

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

The Company evaluated the public and private warrants under ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”, and concluded that certain of the private warrants do not meet the criteria to be classified in stockholders’ equity. Because post Business Combination, these private warrants could be transferred to a non-permitted transferee and become public warrants (i.e., become subject to redemption and no longer have a cashless exercise feature), the settlement value of the private warrants is dependent, in part, on the holder of these private warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s common stock, these private warrants fail the indexation guidance in ASC 815-40. This conclusion excludes the
500,000
private warrants held by LifeSci Holdings LLC, which had been amended in connection with the Business Combination to remove the cashless exercise provision and include a redemption provision, as described above.
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
Leases
Effective January 1, 2021, the Company adopted FASB ASC Topic 842, “Leases” (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, “Leases”.
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
Operating lease liabilities and their corresponding
right-of-use
assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use
assets may be required for items such as incentives received. The interest rate implicit in the Company’s leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term and in a similar economic environment (see Note 7).
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

10
7

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

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
Income Taxes
Income taxes are recorded in accordance with ASC 740, “Income Taxes” (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to

10
8

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2021 and 2020, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred in 2021 or 2020.
Comprehensive Income or Loss
Comprehensive loss is equal to net loss and net foreign currency translation loss as presented in the accompanying consolidated statements of operations and comprehensive loss.
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
Recent Accounting Pronouncements
In December 2019, the FASB issued
ASU 2019-12, “Income
Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes.
ASU 2019-12 removes
certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, the Company adopted this standard without any material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
 470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
 815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company elected to early adopt this guidance on January1, 2022 without any material impact on its consolidated financial statements.
In May 2021, the FASB issued ASU
2021-04,
“Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic
470-50),
Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)”.
This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a

10
9

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU
2021-04
is not expected to have a material impact on our financial statements or disclosures.
3. Business Combination
As discussed in Note 1, on December 23, 2020, the Company consummated the Business Combination, with Legacy Vincera Pharma surviving the merger as a wholly-owned subsidiary of the Company.
Immediately
prior to the effective time of the Business Combination, each share of Legacy Vincerx Pharma Common Stock was canceled, and the Legacy Holders received (i) 0.570895 shares of common stock, for each share of Vincera Pharma common stock held by them immediately prior to the effective time of the Business Combination and (ii) certain rights to Earnout Shares after the closing of the Business Combination.
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
The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, LSAC was treated as the “acquired” company and Legacy Vincerx Pharma is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Vincera Pharma issuing stock for the net assets of LSAC, accompanied by a recapitalization. The net assets of LSAC were stated at historical cost, with no goodwill or other intangible assets recorded.

1
10

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
The following table reconciles the elements of the Business Combination to the Statement of Cash Flows and the Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2020 (amounts in thousands):

Cash—LSAC trust	$65,699
Cash—LSAC cash assumed	213
Less: transaction costs and advisory fees	(1,395)
Less: accrued transaction costs and advisory fees	(447)

Net cash contributions from Business Combination	$64,070

The number of shares of common stock issued immediately following the consummation of the Business Combination (amounts in thousands):

LSAC’s public stockholders	6,564
LSAC’s initial stockholders	1,640
Legacy Vincera Pharma stockholders	5,500
Other	280

Total shares of common stock immediately after Business Combination	13,984

4. Bayer License Agreement
On October 7, 2020, Legacy Vincerx Pharma entered into the Bayer License Agreement, which became effective on December 23, 2020 upon the closing of the Business Combination. Pursuant to the Bayer License Agreement, Legacy Vincerx Pharma has an exclusive, worldwide, royalty-bearing license under certain Bayer patents and know-how to
develop, use, manufacture, commercialize, sublicense and distribute (i) a clinical-stage and follow-on
small molecule drug platform, including a PTEFb inhibitor compound, and (ii) a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and innovative small molecule drug conjugates.
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

1
1
1

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

5. Fair Value Measurement
The Company’s financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$6,447	$6,447

Total fair value	$—	$—	$6,447	$6,447

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$32,308	$32,308

Total fair value	$—	$—	$32,308	$32,308

The estimated fair value of the warrant liability for the private warrants at December 31, 2021 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2021 and 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – December 23, 2020	$27,172
Change in fair value	5,136

Balance – December 31, 2020	32,308
Reclassification of warrant liabilities due to warrant exercises	(2,503)
Change in fair value	(23,358)

Balance – December 31, 2021	$6,447

11
2

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021 and 2020 is as follows:

	As of December 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Option term (years)	4.0	5.0
Volatility (annual)	32.5%	29.4%
Risk-free rate	1.1%	0.4%
Dividend yield (per s h are)	0%	0%
6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following at
December 31
(in thousands):

	December 31, 2021	December 31, 2020	Estimated Useful Life
Furniture and fixtures	$236	$—	5 years
Computers	22	—	3-5 years
Total	258	—
Less: accumulated depreciation	(25)	—

Total property, plant and equipment, net	$233	$—

Depreciation expense was approximately $25,000 for the year ended December 31, 2021.
7. Notes Payable to Related Party
On August 9, 2020, Vincera Pharma entered into a promissory note with Dr. Raquel E. Izumi, one of its founders (the “Holder”). This note provided for a principal amount of up to $1.0 million or the amount of outstanding advances made by the Holder to the Company. The Company paid the Holder a $20,000 origination fee and interest accrued at 7%. The maturity date was August 9, 2023.
Between August and December 31, 2020, the Company received $300,000 from the Holder under this note agreement.
On December 23, 2020, the Company repaid $325,000 to the Holder, including the $20,000 origination fee and $5,000 of outstanding interest. As of December 31, 2020, there are no amounts outstanding under this note agreement, which has been terminated.

11
3

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

8. Accrued Liabilities
The following table sets forth the components of accrued expenses at December 31, 2021 and 2020, respectively (in thousands):

	December 31, 2021	December 31, 2020
Accrued payroll	$531	$—
Accrued bonus	2,514	—
Accrued benefits	759	—
Accrued manufacturing, clinical trial and related	911	—

	$4,715	$—

9. Commitments and Contingencies
Litigation
The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
10. Leases
On December 23
,
 2020, the Company entered into a
5-year
term lease agreement which commenced on January 1, 2021. In April and May, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.2 million.
At December
31, 2021, the Company had operating lease liabilities of approximately $4.2 million and right of use assets of approximately $3.9 million, which were included in the consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

For the years ended December 31,
2021
Lease cost
Operating lease cost	$619
Variable lease cost	—

Total operating lease expense	$619

Other information
Operating cash flows from operating leases	$380
Right-of-use assets obtained in exchange for operating lease liabilities	$4,264
Weighted-average remaining lease term – operating leases	3.9
Weighted-average discount rate – operating leases	8%

11
4

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

As of December 31, 2021, future minimum payments during the next four years are as follows (in thousands):

Year ended December 31, 2022	$1,049
Year ended December 31, 2023	1,261
Year ended December 31, 2024	1,284
Year ended December 31, 2025	1,336

Total	4,930
Less present value discount	(756)

Operating lease liabilities included in the Consolidated Balance Sheet at December 31, 2021	$4,174

11. Stockholders’ Equity
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of December 31, 2021 and 2020, there were 21,057,560 shares of common stock and 13,984,441 shares of common stock (which included 2,744,586 shares of common stock constituting part of the units), outstanding, respectively, and no shares of preferred stock outstanding.
On April 5, 2021, the Company announced that it would redeem all of its public warrants to purchase shares of the Company’s common stock that were issued under the Warrant Agreement, dated March 5, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the Company’s initial public offering, that remained outstanding and unexercised on May 5, 2021, the redemption date, at a redemption price of $0.01 per public warrant. In addition to the $6.1 million of cash received on April 1, 2021 from the exercise of public warrants in March 2021, prior to the redemption notice, the Company received additional proceeds of approximately $31.4 million from the exercise of additional public warrants during the redemption period. Prior to the redemption date, the units were each separated into one share of common stock and one public warrant. Pursuant to the redemption, a total of 40,491 public warrants were unexercised as of the redemption date and redeemed by the Company at the redemption price of $0.01 per public warrant.

During the year ended December 31, 2021, 275,000 private warrants were exercised for approximately $3.2 million
.
In September 2021, the Company completed a private placement of 3.5 million shares of common stock at an offering price of $14.50 per share and raised proceeds of approximately $47.4 million, net of transaction costs of approximately $3.3 million.
During the year ended December 31, 2021, 36,485 shares were issued pursuant to the Company’s Employee Stock Purchase Program (“ESPP”) (see Note 12) for approximately $351,000.
Founders Shares
Legacy Vincera Pharma’s three founders (the “Founders”) were each issued 1,618,199 shares (2,834,497 shares prior to the effects of the Merger) of Legacy Vincera Pharma Common Stock’s common stock (the

11
5

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

“Founders Shares”), in August 2019. The Founders had not paid the Company for the aggregate par value for their Founder Shares as of December 31, 2019. All amounts owed for the issuance of these Founders Shares were settled in cash in July 2020.
Restricted Shares
Between July and August 2019, Legacy Vincera Pharma issued 471,850 shares (826,510 shares prior to the effects of the Merger) of restricted stock at par value to certain management persons. All amounts owed for the issuance of these restricted shares were settled in cash in July 2020. The grant date fair value of this restricted stock was approximately $6,000.
In May 2020, Legacy Vincera Pharma issued an additional 173,552 shares (304,000 shares prior to the effects of the Merger) of restricted stock at a fair value of $0.07 per share in exchange for services. Pursuant to these restricted share agreements, the term vesting represents the expiration of the Company’s repurchase right for the underlying shares. As of December 31, 2021, there was approximately $9,000 of unrecognized stock-based compensation related to restricted stock that will be amortized in 2.4 years.
A summary of restricted stock activity for the years ended December 31, 2021 and 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2020	375,907	$0.036
Restricted stock granted	173,552	0.07
Vested	(188,291)	—

Nonvested at December 31, 2020	361,168	$0.036
Vested	(178,482)	—

Nonvested at December 31, 2021	182,686	$0.045

Warrants
As of December 31, 2021, there were 3,295,000 private warrants to purchase common stock outstanding. After the redemption described above, no public warrants remained outstanding at December 31, 2021.

The private

warrants are identical to the previously outstanding public warrants except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $
11.50
per share and (ii) such private warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such private warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to
500,000
of the private warrants held by Rosedale Park, LLC and
500,000
of the private warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision substantially identical to that of the public warrants; provided, however, that such redemption rights may not be exercised during the first 12 months following the closing of the Business Combination unless the last sales price of the Company’s common stock has been equal to or greater than $
20.00
per share for any
20
trading days within a
30
trading day period ending on the third business day prior to the date on which notice of redemption is given), in each case so long as they are still held by the initial

11
6

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

purchasers
or their affiliates. The private warrants purchased by Rosedale Park, LLC, will expire on
March 5, 2025
, provided that once the private warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons anymore, the private warrants may not be exercised five years following the completion of the
Business Combination.
The previously outstanding public warrants and the private warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging. The remaining private warrants were determined to be liability classified in accordance with ASC 815, Derivatives and Hedging (see note 5).
12. Stock-Based Compensation
Equity Incentive Plans
In connection with the Business Combination, the stockholders approved the 2020 Plan, which became effective upon the closing of the Business Combination on December 23, 2020. As of December 31, 2021, the Company had 3,490,046 shares of common stock reserved for issuance under the 2020 Plan.
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
Stock option activity under the Plan is as follows (amounts in thousands, except per share amount):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	—	$—	—	$—
Options granted	1,048	19.00	10.0	—

Outstanding at December 31, 2020	1,048	19.00	10.0	—
Options granted	2,367	18.62	9.3	—
Options cancelled	(7)	19.00	—	—

Outstanding at December 31, 2021	3,408	$18.74	9.2	$3

Options vested and exercisable at December 31, 2021	916	$18.67	9.0	$—

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
The Company recognized stock-based compensation of approximately $23.1 million and $4.4 million, during the year ended December 31, 2021 and 2020, respectively.

11
7

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

As
of December 31, 2021, the Company had stock-based compensation of approximately $13.8 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 0.8 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the year ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020
Exercise price	$18.62	$19.00
Expected term (years)	5.9	5.5
Volatility (annual)	76.3%	75.5%
Risk-free rate	0.9%	0.4%
Dividend yield (per share)	0%	0%
Total stock-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss for stock option awards is as follows (amounts in thousands):

	For the years ended December 31,
	2021	2020
Research and development	$14,988	$2,053
General and administrative	8,325	2,329

Total stock-based compensation expense	$23,313	$4,382

Employee Stock Purchase Plan
The Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) became effective in May 2021 upon stockholder approval and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. 200,000 of our authorized but unissued or reacquired shares of common stock have been reserved for issuance under the ESPP, plus an additional number of shares to be reserved annually on the first day of each fiscal year from January 1, 2022 through January 1, 2031, equal to the least of (i) one percent (1%) of the outstanding shares of the Company’s common stock on such date, (ii) 500,000 shares, or (iii) a lesser amount determined by the compensation committee or the Company’s
board.
The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations.
The Company’s
ESPP consists of a series of offerings of purchase rights to eligible employees, each with a duration of not more than 12 months and purchase dates every six months. The purchase price cannot, under the terms of the ESPP, be less than 85%
of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less. If the fair market value of a share of the Company’s common stock on any purchase date within a particular offering period is less than or equal to the fair market value on the start date of that offering period, then the offering period will automatically terminate and the employees in that offering period will automatically be transferred and enrolled in a new offering period which will begin on the next day following such purchase date.

1
1
8

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

As of December
31, 2021, 163,515 shares of common stock were reserved for future issuance under the ESPP and 36,485 shares had been issued under the ESPP for the year ended December 31, 2021. The Company recorded approximately $176,000 of stock-based compensation expense for the year ended December 31, 2021 related to the ESPP.
13. Net Loss per Share Applicable to Common Stockholders
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similarly to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.
The following table sets forth the computation of loss per share for the years ended December 31, 2021 and 2020, respectively (amounts in thousands, except per share number):

	For the years ended December 31,
	2021	2020
Numerator:
Net loss	$(39,306)	$(16,620)

Denominator:
Weighted average common shares outstanding, basic and diluted	17,176	5,252

Net loss per common share, basic and diluted	$(2.29)	$(3.16)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	For the years ended December 31,
	2021	2020
Options outstanding	3,408	1,048
Warrants	3,295	10,134

Total	6,703	11,182

14. Income Taxes
The Company has no provision for income taxes for the year ended December 31, 2021 and 2020. The Company has no current tax expense from losses and no deferred expense from the valuation allowance.

1
1
9

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

A reconciliation from the U.S. statutory rate of 21% to the effective rate is as follows:

	For the Year Ended December 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	(1.0%)	4.5%
Change in fair value of warrant liabilities	12.4%	(6.5%)
Research and development	1.4%	—
Other	(1.2%)	(1.0%)
Change in valuation allowance	(32.6%)	(18.0%)

Income taxes provision (benefit)	0.0%	0.0%

Significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020, are as follows (amounts in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$4,035	$1,785
Stock-based compensation	5,164	1,226
Depreciation and amortization	4,723	1
Research and development credit	891	3
Accruals and reserves	575	—
Lease liability	877	—

Total deferred income tax assets	16,265	3,015

Less: Valuation allowances	(15,436)	(3,015)
Deferred tax assets, net of valuation allowances	$829	$—

Deferred tax liabilities: Right of use asset	(829)	—

Total deferred income tax liabilities	$(829)	$—

Net deferred taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The Company’s valuation allowance increased by $12.4 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $19.0 million and $0.7 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely, with certain limitations.
 A portion of the state net operating loss carryforwards will expire beginning in 2039, if not utilized.

1
20

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

As

of December 31, 2021, the Company also has Federal and California research and development credits of $
1.0
 million and $
0.5
 million, respectively. The federal tax credit carryforwards will expire beginning in
2039
, if not utilized. The state tax credit carryforwards do not expire.
The following table summarizes activity related to the Company’s gross unrecognized tax benefits (amounts in thousands):

Total
Balance as of December 31, 2019	$—
Increase/decrease due to prior year positions	—
Increase/decrease due to current year positions	—

Balance as of December 31, 2020	—
Increase/decrease due to prior year positions
Increase/decrease due to current year positions	518

Balance as of December 31, 2021	$518

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next for items that arise in the ordinary course of business. The Company files income tax returns in the United States, California and Germany jurisdictions and is not currently under examination by federal, state or local taxing authorities for any open tax years.

The tax years
2019
through
2021
remain open to examination by the major taxing authorities. The Company records interest related to uncertain tax positions as interest, and any penalties are recorded as other expense in its consolidated statement of operations and comprehensive loss.
Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has not performed an analysis to determine whether an “ownership change” occurred from inception to December 31, 2021. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.
ASC
740-10,
“Income Taxes”, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return and also provides guidance on de-recognition,
classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had not identified any material unrecognized tax benefit in accordance with ASC
740-10.
On March 27, 2020 and December 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Consolidated Appropriation Act (CAA), respectively, which contain among other matters, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and does not anticipate the CARES Act or the CAA to have a material impact on its consolidated financial statements.

1
2
1

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

On June 29, 2020, California’s Governor Newsom signed AB85 suspending California net operating loss utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022. Given an expected tax loss for 2021, the suspension does not have a material impact on the Company’s provision for income taxes in its consolidated financial statements.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has elected to treat any potential GILTI inclusions as a period cost.

12
2

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in
Rule 13a-15(f)
under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our board of directors, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, the last day of our fiscal year. This evaluation was based on the criteria established in
 Internal Control – Integrated Framework
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Changes in Internal Control over Financial Reporting
Based on the foregoing assessment, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 and that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

12
3

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors,” contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2021 in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in the Proxy Statement under the caption “Executive Officers” and is incorporated herein by reference.
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
To date, there have been no waivers under our code of business conduct and ethics. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics or waivers of such code granted to executive officers and directors on our website at http://www.vincerx.com within four business days following the date of such amendment or waiver. Stockholders may request a free copy of our code of business conduct and ethics by contacting Vincerx Pharma, Inc., Attention: General Counsel & Chief Legal Officer, 260 Sheridan Avenue, Suite 400, Palo Alto, CA 94306. None of the materials on, or accessible through, our website is part of this report or incorporated by reference herein.
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
Reference is made to the Index to Financial Statements of Vincerx Pharma, Inc. included in Item 8 of Part II of this report.
2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.
3. Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.
(b) Exhibits

Exhibit No.	Description
2.1+	Merger Agreement by and among LifeSci Acquisition Corp., LifeSci Acquisition Merger Sub Inc., Vincera Pharma, Inc. and Raquel E. Izumi, as representative of the stockholders of Vincera Pharma, Inc., dated September 25, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 30, 2020).

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2021).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

4.3	Warrant Agreement by and between LifeSci Acquisition Corp. and Continental Stock Transfer & Trust Company, dated March 5, 2020 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on November 10, 2020).

Exhibit No.	Description

4.4	Amended and Restated Registration and Stockholder Rights Agreement by and among the Company and certain stockholders of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on December 30, 2020).

4.5	Voting and Support Agreement by and among the Company and certain stockholders of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on December 30, 2020).

4.6	Registration Rights Agreement by and among the Company and the Investors party thereto, dated September 15, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 16, 2021).

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

10.2#	Vincerx Pharma, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

10.3#	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement under the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

10.4#	Executive Employment Agreement by and between the Company and Dr. Ahmed M. Hamdy, dated December 23, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 30, 2020).

10.5#	Executive Employment Agreement by and between the Company and Dr. Raquel E. Izumi, dated December 23, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 30, 2020).

10.6#	Executive Employment Agreement by and between the Company and Alexander A. Seelenberger, dated December 23, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 30, 2020).

10.7#	Executive Employment Agreement by and between the Company and Hermes Garban, dated December 23, 2020 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.8#	Executive Employment Agreement by and between the Company and Tom C. Thomas, dated January 27, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.9#	Executive Employment Agreement by and between the Company and Sooin Hwang, dated December 23, 2020 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-260246) filed on October 14, 2021).

10.10#	Executive Employment Agreement by and between the Company and Xiaoming Zhang, dated December 23, 2020 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-260246) filed on October 14, 2021).

10.11#	Vincerx Pharma, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-257042) filed on June 11, 2021).

10.12*	License Agreement by and among Vincera Pharma, Inc., Bayer Aktiengesellschaft and Bayer Intellectual Property GmbH, dated October 7, 2020 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 30, 2020).

Exhibit No.	Description

10.13	Standard Industrial/Commercial Multi-Tenant Lease – Gross Agreement by and between the Vincera Pharma, Inc. and Hohbach Realty Company Limited Partnership, dated November 18, 2020 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 30, 2020).

10.14	Letter Agreements, dated March 5, 2020, among LifeSci Acquisition Corp. and LifeSci Acquisition Corp.’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2020).

10.15	Stock Escrow Agreement, dated March 5, 2020, among LifeSci Acquisition Corp., Continental Stock Transfer & Trust Company and LifeSci Acquisition Corp.’s initial stockholders (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 10, 2020).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed on December 30, 2020).

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page hereof).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
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
Reference is made to Item 15(a)(2) above.

ITEM 16.	Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCERX PHARMA, INC.

/s/ Dr. Ahmed M. Hamdy
Name:	Dr. Ahmed M. Hamdy
Title:	Chief Executive Officer
Date: March 29, 2022
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

Signature	Title	Date

/s/ Dr. Ahmed M. Hamdy Dr. Ahmed M. Hamdy	Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2022

/s/ Alexander A. Seelenberger Alexander A. Seelenberger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2022

/s/ Laura I. Bushnell Laura I. Bushnell	Director	March 29, 2022

/s/ Dr. Brian J. Druker Dr. Brian J. Druker	Director	March 29, 2022

/s/ Dr. Raquel E. Izumi Dr. Raquel E. Izumi	Director	March 29, 2022

/s/ Dr. John H. Lee Dr. John H. Lee	Director	March 29, 2022

/s/ Christopher P. Lowe Christopher P. Lowe	Director	March 29, 2022

/s/ Dr. Andrew McDonald Dr. Andrew McDonald	Director	March 29, 2022

Signature	Title	Date

/s/ Francisco D. Salva Francisco D. Salva	Director	March 29, 2022

/s/ Dr. Ruth E. Stevens Dr. Ruth E. Stevens	Director	March 29, 2022