Form 10-Q
period 2022-03-31
Vincerx Pharma, Inc.
filed 2022-05-12
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2022, there were 21,057,560 shares of the registrant’s common stock outstanding.

i

Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. When used in this report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “forecast,” “goal,” “may,” “might,”
“on-target,”
“plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “suggests,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements, and include but are not limited to:

•	our future financial and business performance;

•	strategic plans for our business and product candidates;

•	our ability to develop or commercialize products;

•	the expected results and timing of clinical trials and nonclinical studies;

•	our ability to comply with the terms of the Bayer License Agreement;

•	developments and projections relating to our competitors and industry;

•	our expectations regarding our ability to obtain, develop and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our future capital requirements and sufficiency of available cash and the timing of those requirements and sources and uses of cash;

•	our ability to obtain funding for our operations;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	our business, expansion plans and opportunities; and

•	changes in applicable laws or regulations.
These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with preclinical or clinical development and trials, including those conducted prior to our in-licensing;

•	risks related to the rollout of our business and the timing of expected business milestones;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture and commercialize product candidates;

•	general economic, financial, legal, political and business conditions and changes in domestic and foreign markets;

•	changes in applicable laws or regulations;

•	the impact of natural disasters, including climate change, and the impact of health epidemics, including the COVID-19 pandemic, on our business;

•	the size and growth potential of the markets for our products, and our ability to serve those markets;

•	market acceptance of our planned products;

•	risks related to our plans and assumptions regarding the availability, use and sufficiency of our cash resources;

•	our ability to raise capital;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report. These forward-looking statements made by us in this report speak only as of the date of this report. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, Annual Report on Form
10-K
for the year ended December 31, 2021, Quarterly Reports on Form
10-Q,
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

•
Our preclinical development, clinical trials, manufacturing, supply chains and other operations and business activities, and the operations and business activities of third parties with whom we conduct business, including our contract manufacturers, contract research organizations, shippers, clinical trial sites and others, have been, and continue to be, adversely affected by the effects of epidemics, including the ongoing COVID-19 pandemic.

•
We are substantially dependent on the success of our lead product candidate, VIP152, which is currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize VIP152 in a timely manner, our business will be harmed.

•
We are at an early stage in development efforts for our product candidates, and we may not be able to successfully develop, manufacture and commercialize our product candidates on a timely basis or at all.

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

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$96,486	$111,459
Restricted cash	67	105
Prepaid expenses	1,268	182
Other current assets	243	95

Total current assets	98,064	111,841
Right-of-use assets	3,733	3,949
Property, plant and equipment, net	217	233
Other assets	1,867	1,653

Total assets	$103,881	$117,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,386	$2,019
Accrued expenses	6,051	4,715
Lease liability	852	738
Common stock warrant liabilities	1,236	6,447

Total current liabilities	11,525	13,919
Lease liability, net of current portion	3,186	3,436

Total liabilities	14,711	17,355

Commitments and contingencies - Note 5

Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 21,057,560 shares issued and outstanding as of March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	161,569	156,311
Accumulated other comprehensive loss	(6)	(21)
Accumulated deficit	(72,395)	(55,971)

Total stockholders’ equity	89,170	100,321

Total liabilities and stockholders’ equity	$103,881	$117,676

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended March 31,
	2022	2021
Operating expenses:
General and administrative	$5,656	$4,791
Research and development	15,971	4,834

Total operating expenses	21,627	9,625

Loss from operations	(21,627)	(9,625)

Other income (expense)
Change in fair value of warrant liabilities	5,211	3,349
Other expense	(8)	—

Total other income	5,203	3,349

Net loss	(16,424)	(6,276)
Other comprehensive income:
Net foreign currency translation gain	15	—

Comprehensive loss	$(16,409)	$(6,276)

Net loss per common share, basic and diluted	$(0.79)	$(0.46)

Weighted average common shares outstanding, basic and diluted	20,896	13,735

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)
(
in thousands
)

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	21,057	$2	$156,311	$(21)	$(55,971)	$100,321
Stock-based compensation	—	—	5,258	—	—	5,258
Cumulative translation adjustment	—	—	—	15	—	15
Net loss	—	—	—	—	(16,424)	(16,424)

Balance as of March 31, 2022	21,057	$2	$161,569	$(6)	$(72,395)	$89,170

	For the Three Months Ended March 31, 2021
	Common Stock		Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2021	13,984	$1	$—	$42,043	$(16,665)	$25,379
Issuance of common stock from warrant exercises	712	—	(8,182)	8,182	—	—
Reclassification of warrant liabilities to equity due to warrant exercises	—	—	—	1,735	—	1,735
Stock-based compensation	—	—	—	4,715	—	4,715
Net loss	—	—	—	—	(6,276)	(6,276)

Balance as of March 31, 2021	14,696	$1	$(8,182)	$56,675	$(22,941)	$25,553

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(16,424)	$(6,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	—
Stock-based compensation	5,258	4,715
Amortization of right-of-use assets	216	(25)
Change in fair value of warrant liabilities	(5,211)	(3,349)
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,234)	265
Other assets	(214)	(138)
Accounts payable	1,367	(30)
Accrued expenses	1,336	1,390
Due to related parties	—	(14)
Lease liabilities	(136)	25

Net cash used in operating activities	(15,028)	(3,437)

Cash Flows from Investing Activities:
Research and development-acquired license	—	(5,000)

Net cash used in investing activities	—	(5,000)

Effect of exchange rate changes on cash and restricted cash	17	—

Net decrease in cash and restricted cash	(15,011)	(8,437)
Cash and restricted cash at beginning of period	111,564	61,792

Cash and restricted cash at end of period	$96,553	$53,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$25

Supplemental schedule of non-cash investing and financing activities:
Receivable from warrants exercised for cash	$—	$8,182
Reclassification of warrant liabilities to equity due to warrant exercises	$—	$1,735
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the early months of 2020,
COVID-19
emerged and subsequently spread world-wide. The World Health Organization declared
COVID-19
a pandemic resulting in federal, state and local governments and private entities mediating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders, and advisories, quarantining people who may have been exposed to the virus and other measures. Our business operations, and those of third parties with whom we conduct business, have been, and could continue to be, adversely affected by the ongoing COVID-19 pandemic. The extent to which COVID-19 could continue to impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as duration of the pandemic, the emergence and severity of new variants of the virus, additional or modified government actions, new information concerning the severity and impact of the virus, the timing, availability, efficacy, adoption and distribution of vaccines or other preventative treatments, travel restrictions, quarantines, social distancing requirements and business closures and other actions taken to contain the virus or address its impact. Management continues to evaluate the impact of the ongoing
COVID-19
pandemic on its current operations and future plans and intends to take appropriate measures to address any such impact, but there can be no assurance that these efforts will be successful and that the pandemic will not continue to have negative effect on the Company’s financial position and results of its operations.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 29, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to our accrued clinical trial and manufacturing expenses, common stock warrant liabilities and stock-based compensation. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form
10-K.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company elected to early adopt this guidance on January 1, 2022 without any material impact on its condensed consolidated financial statements.
In May 2021, the FASB issued ASU
2021-04,
“Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic
470-50),
Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)”.
ASU 2021-04 reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. On January 1, 2022, the Company adopted this standard without any material impact on its condensed consolidated financial statements.
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

If the Company achieves all of the development and commercial sales milestones for license products under the Bayer License Agreement for each of the countries and disease indications, the Company would be obligated to pay milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, the Company could be required to pay aggregate milestone payments in excess of $1 billion. In addition to milestone payments, the Company is also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products. As of March 31, 2022, no development and commercial sales milestones under the Bayer License Agreement have been met.
NOTE 4. FAIR VALUE MEASUREMENT
The Company’s financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$1,236	$1,236

Total fair value	$—	$—	$1,236	$1,236

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$6,447	$6,447

Total fair value	$—	$—	$6,447	$6,447

The Company performs procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of certain private warrants to anyone outside of a small group of individuals constituting the sponsors of LSAC would result in these private warrants having similar terms as the public warrants, management determined that the fair value of each of these private warrants is approximately double that of a public warrant, with a modest adjustment for short-term marketability restrictions. Accordingly, these private warrants are classified as Level 3 financial instruments. The estimated fair value of the private warrants is determined with Level 3 inputs using Black-Scholes and Monte Carlo simulations. There were no changes to the number of private warrants underlying the Level 3 financial instruments during the three-month period ended March 31, 2022.
There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2022.
The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2022	$6,447
Change in fair value	(5,211)

Balance – March 31, 2022	$1,236

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2022 and December 31, 2021 is as follows:

	As of March 31, 2022	As of December 31, 2021
Stock price	$4.00	$10.19
Exercise price	$11.50	$11.50
Option term (years)	3.7	4.0
Volatility (annual)	48.4%	32.5%
Risk-free rate	2.4%	1.1%
Dividend yield (per share)	0%	0%
NOTE 5. COMMITMENTS AND CONTINGENCIES
Leases
On December 23. 2020, the Company entered into a
5-year
term lease agreement which commenced on January 1, 2021. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.1 million.
At March 31, 2022, the Company had operating lease liabilities of approximately $4.0 million and right of use assets of approximately $3.7 million, which were included in the condensed consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the three months ended March 31,
	2022	2021
Lease cost
Operating lease cost	$299	$41
Variable lease cost	—	—

Total operating lease expense	$299	$41

Other information
Operating cash flows from operating leases	$219	$28
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,347
Weighted-average remaining lease term – operating leases	3.8	4.8
Weighted-average discount rate – operating leases	8%	8%
As of March 31, 2022, future minimum payments during the next three years are as follows (in thousands):

Remaining period ended December 31, 2022	$826
Year ended December 31, 2023	1,261
Year ended December 31, 2024	1,284
Year ended December 31, 2025	1,336

Total	4,707
Less present value discount	(669)

Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2022	$4,038

NOTE 6. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of March 31, 2022 and December 31, 2021, there were 21,057,560 shares of common stock outstanding and no shares of preferred stock outstanding.
Restricted Shares
A summary of restricted stock activity for the three months ended March 31, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	182,686	$0.045
Vested	(33,203)	—

Nonvested at March 31, 2022	149,483	$0.049

As of March 31, 2022, there was approximately $7,500 of unrecognized stock-based compensation related to restricted stock that will be amortized in 2.2 years.
Warrants
As of March 31, 2022, there were 3,295,000 private warrants to purchase common stock outstanding. No public warrants remain outstanding at March 31, 2022.
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

NOTE 7. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of March 31, 2022, the Company had 4,542,924 shares of common stock reserved for issuance under the 2020 Plan.
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
Stock option activity under the 2020 Plan is as follows (amounts in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,408	$18.74	9.2	$3
Options granted	993	6.26	10.0	—
Options cancelled	(73)	18.44	—	—

Outstanding at March 31, 2022	4,328	$15.88	9.1	$—

Options vested and exercisable at March 3, 2022	1,378	$19.19	8.8	$—

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
The Company recognized stock-based compensation of approximately $5.3 million and $4.7 million during the three-months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the Company had stock-based compensation of approximately $13.0 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.1 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the three-months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Exercise price	$6.26	$20.70
Expected term (years)	6.0	5.9
Volatility (annual)	83.6%	75.5%
Risk-free rate	1.9%	0.8%
Dividend yield (per share)	0%	0%

Total stock-based compensation expense recognized in the three-months ended March 31, 2022 and 2021 was as follows (amounts in thousands):

	For the three months ended March 31,
	2022	2021
Research and development	$3,484	$2,678
General and administrative	1,774	2,037

Total stock-based compensation expense	$5,258	$4,715

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
The following table sets forth the computation of loss per share for the three-months ended March 31, 2022 and 2021 (amounts in thousands, except per share number):

	For the three months ended March 31,
	2022	2021
Numerator:
Net loss	$(16,424)	$(6,276)

Denominator:
Weighted average common shares outstanding, basic and diluted	20,896	13,735

Net loss per common share, basic and diluted	$(0.79)	$(0.46)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amount in thousands):

	For the three months ended March 31,
	2022	2021
Options outstanding	4,328	2,014
Warrants	3,295	8,896

Total	7,623	10,910

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form
10-K
for the year ended December 31, 2021 and with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended March 31,		Amount Change
	2022	2021
Operating expenses:
General and administrative	$5,656	$4,791	$865
Research and development	15,971	4,834	11,137

Total operating expenses	21,627	9,625	12,002

Loss from operations	(21,627)	(9,625)	(12,002)

Other income (expense)
Change in fair value of warrant liabilities	5,211	3,349	1,862
Other expense	(8)	—	(8)

Total other income	5,203	3,349	1,854

Net loss	$(16,424)	$(6,276)	$(10,148)

Research and Development
Research and development expenses increased by approximately $11.1 million for the three-months ended March 31, 2022 compared to the three-months ended March 31, 2021, primarily related to increases in manufacturing services of approximately $4.0 million, including the initiation of manufacturing associated with our ADC program, new employee salaries of approximately $2.5 million, third party research and preclinical work of approximately $2.0 million, clinical services of approximately $1.4 million and stock-based compensation of approximately $0.8 million.

General and Administrative
General and administrative expenses increased by approximately $0.9 million for the three-months ended March 31, 2022 compared to the three-months ended March 31, 2021, primarily related to new employee salaries and increases in legal (patent protection and filings), accounting and other professional services in support of our operations as a public company.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was primarily due to the decrease in the closing price of our common stock from $10.19 as of December 31, 2021 to $4.00 as of March 31, 2022.
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
We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. At March 31, 2022, we had approximately $96.5 million in cash. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs and certain of the milestone payments under the Bayer License Agreement. Based on our current business plans and assumptions, we believe our existing cash will enable us to fund our operating expenses and capital requirements through 2023 least the next 12 months. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in fewer cash and cash equivalents available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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
Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us on favorable terms, or at all, particularly in light of the current economic or market conditions. We do not have any committed external source of funds. Market volatility resulting from the COVID-19 pandemic, the Russian invasion of Ukraine or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the three months ended March 31,
	2022	2021
Net cash used in operating activities	$(15,028)	$(3,437)
Net cash used in investing activities	$—	$(5,000)
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
Net cash used in operating activities was approximately $15.0 million for the three months ended March 31, 2022, consisting primarily of payments to clinical and manufacturing service providers, internal payroll costs and third-party professional services as we build our public company infrastructure and prepare for and conduct our clinical trials. Our net loss during the three months ended March 31, 2022 was approximately $16.4 million, which included approximately $5.3 million related to stock-based compensation and offset by approximately $5.2 million income related to the change in fair value of warrant liabilities.
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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form
10-K
for the year ended December 31, 2021. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information on quantitative and qualitive disclosures about these market risks is set forth below.
Interest Rate Risk
Cash and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. Currently, we do not possess any cash equivalents, but if we did, the short term nature of these investments would also not be significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
Our operations are principally denominated by U.S. dollars and we do not expect our future operating results to be significantly affected by foreign currency transaction risk. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

ITEM 4.	Controls and Procedures
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
Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our preclinical development, clinical trials, manufacturing, supply chains and other operations and business activities, and the operations and business activities of third parties with whom we conduct business, including our contract manufacturers, contract research organizations, shippers, clinical trial sites and others, have been, and continue to be, adversely affected by the effects of epidemics, including the ongoing
COVID-19
pandemic.
Our business has been, and could continue to be, adversely affected by health epidemics, including the ongoing
COVID-19
pandemic, wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, contract research organizations, shippers, clinical trial sites and other third parties upon whom we rely. For example, the
COVID-19
pandemic has presented a substantial public health and economic challenge around the world and has affected, and may continue to affect, employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions imposed, and in the future may again impose,
“shelter-in-place,”
quarantines or similar orders or restrictions to control the spread of
COVID-19.
Our headquarters is located in Palo Alto, California, and until recently, we had implemented work-from-home policies for all employees. These measures have negatively impacted our productivity, disrupted our business, delayed our preclinical and clinical programs and timelines, and limited our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations, now or in the future, could negatively impact our business, operating results and financial condition.
We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place
and similar government orders and restrictions, staffing shortages and other disruptions in operations, whether related to
COVID-19
or other health epidemics, have impacted, and could continue to impact, personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which has impacted, and could continue to impact, our supply chain. For example, any manufacturing supply interruption of any product candidate could adversely affect our ability to conduct ongoing and future clinical trials of such product candidate. In addition, delays, closures and other disruptions of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.
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
In addition, our clinical trials have been, and may continue to be, affected by the
COVID-19
pandemic. Clinical site initiation and patient enrollment have been, and may continue to be, delayed due to staffing shortages, prioritization of hospital resources toward the
COVID-19
pandemic or concerns among patients about participating in clinical trials during a pandemic or public health measures imposed by governmental authorities in the countries and regions in which the clinical sites are located. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines or other restrictive measures impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to
COVID-19
or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.
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
Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize VIP152, our lead product candidate. We believe our highly selective CDK9 inhibitor, VIP152, is differentiated from other CDK9 inhibitor technologies being developed by our competitors and are investing significant efforts and financial resources in the research and development of VIP152. We are conducting a Phase 1 trial of VIP152 as a monotherapy, and in combination with other anticancer agents, in patients with advanced cancers, including non-Hodgkin’s
lymphoma and chronic lymphocytic leukemia. VIP152 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote VIP152, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.
The success of VIP152 will depend on several factors, including the following:

•	the efficacy of VIP152 at selectively targeting CDK9;

•	the successful and timely completion of our ongoing clinical trials of VIP152;

•	the initiation and successful patient enrollment and completion of additional clinical trials of VIP152 on a timely basis;

•	establishing and maintaining relationships with contract research organizations and clinical sites for the clinical development of VIP152 in the United States and internationally;

•	the frequency and severity of adverse events in the clinical trials;

•	achieving dose selection, efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	establishing and maintaining supply arrangements with third-party drug product suppliers, manufacturers and distributors;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	a continued acceptable safety profile following any marketing approval; and

•	our ability to compete with other therapies.
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

We are at an early stage in development efforts for our product candidates, and we may not be able to successfully develop and commercialize our product candidates on a timely basis or at all.
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
We have not received regulatory approval for any of our product candidates and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. We may not succeed in demonstrating safety and efficacy of (i) VIP152 in the ongoing Phase 1 clinical trials or in larger-scale clinical trials or (ii) VIP943, VIP924 or VIP236 in preclinical studies, clinical trials or in large-scale clinical trials. Advancing VIP152 as a PTEFb/CDK9 inhibitor, VIP943 and VIP924 as ADCs delivering a KSPi warhead, or VIP236 as an SMDC delivering an optimized CPT payload creates significant challenges for us, including:

•	obtaining marketing approval, as the FDA or other regulatory authorities have never approved a CDK9 inhibitor, KSPi warhead or SMDC delivering an optimized CPT payload;

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
Positive and promising results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage clinical trials or from clinical trials of the same product candidates for the treatment of other indications. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Late-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. Moreover, success in clinical trials in a particular indication does not guarantee that a product candidate will be successful for the treatment of other indications. Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. There can be no assurance that we will not face similar setbacks in our ongoing clinical trials or planned late-stage clinical trials, including any subsequent or post-marketing confirmatory clinical trials. Therefore, despite positive results observed in early-stage clinical trials, our product candidates may fail to demonstrate sufficient efficacy in our pivotal or post-marketing confirmatory clinical trials.
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
Our competitors are developing a large number of drug candidates for the treatment of solid tumors, leukemia,
B-cell
malignancies, lymphomas and myelodysplastic syndrome. Any product candidates that we successfully develop and commercialize will compete with these drug candidates, existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. Several pharmaceutical and biotechnology companies have CDK9 inhibitors, ADCs, SMDCs, immunotherapies or other products on the market or in clinical trials which may be competitive to our drugs in hematological and oncology indications.

Our competitors, either alone or together with collaborators, may have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do and may have begun developing their drug candidates earlier than us. Our competitors may also have more experience:

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
Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, health epidemic (such as the ongoing
COVID-19
pandemic), power shortage, telecommunication failure, war (such as the Russian invasion of Ukraine) or other natural or man-made
accidents or incidents, including the impact of climate change, that result in us being unable to fully use our facilities, or those of our third-party contract manufacturers, or conduct our preclinical studies or clinical trials, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or the interruption of our business operations for a substantial period of time.
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
In addition, we must comply with increasingly complex, rigorous and sometimes conflicting laws, regulations and standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective in 2018, the United Kingdom adopted the Data Protection Act 2018 (as updated), which became effective in 2018, and California adopted the California Consumer Privacy Act (the “CCPA”), which became effective in 2020. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws, regulations and standards (including implementation of the privacy and process enhancements called for under GDPR and CCPA) can be costly and time consuming, and any failure to comply with these laws, regulations and standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information, including any breach, loss or compromise of clinical trial participant personal data, could also result in violation of data privacy laws, regulations and standards, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on our business and operations.

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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through the sale of our equity securities. Our losses have resulted principally from expenses incurred in connection with licensing our product candidates from Bayer, raising capital, building our management team and business infrastructure and conducting preclinical studies and early clinical trials. Our lead product candidate, VIP152, is in Phase 1 clinical trials, and we intend to continue its clinical development in patients with hematologic and solid tumors to obtain clinical proof-of-concept
in indications with unmet medical needs by the middle of 2022. Our lead ADC product candidates, VIP943 and VIP924, are in preclinical development, and we do not expect the first to begin clinical trials until late 2023 or early 2024. Our SMDC product candidate, VIP236, is in preclinical development, and we do not expect it to begin clinical trials until late 2022 or early 2023. Our other product candidates are in the preclinical stage. As a result, we expect that it will be several years, if ever, before we have a commercialized product and are able to generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period
comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, need to raise additional capital and ability to achieve and maintain profitability.
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
As of March 31, 2022, we had approximately $96.5 million in cash. We intend to use our existing cash to advance and expand our preclinical and clinical programs, including to fund additional monotherapy and combination clinical studies for our product candidates, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs and for working capital and other general corporate purposes. Based on current business plans and assumptions, we believe that our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements through 2023. Our estimate as to how long we expect our existing cash to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution. Raising additional funds through debt financing may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, development programs or product candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic and market conditions. We do not have any committed external source of funds. Market volatility resulting from the continuing
COVID-19
pandemic, the war in Ukraine or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.
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
We may choose to seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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
The trading price of our common stock has been volatile and is subject to wide fluctuations. Since the completion of the Business Combination, our common stock has been relatively thinly traded. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.
There are numerous factors that can influence our stock price volatility and trading volume, some of which are beyond our control. These factors could include:

•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the oncology industry in general;

•	operating and share price performance of other companies that investors deem comparable to us;

•	our ability to develop or commercialize products;

•	results of our clinical trials and nonclinical studies;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements and obtain regulatory approvals;

•	our ability to obtain and maintain proprietary protection for our current and future product candidates;

•	commencement of, or involvement in, litigation involving us;

•	our capital requirements and capital raising activities, such as issuances of securities or the incurrence of debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of shares of common stock by our directors, executive officers or significant stockholders, or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly those in the biotech industry. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance.
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
Pursuant to the Voting and Support Agreement entered into among the Legacy Holders and certain other stockholders in connection with the Business Combination (the “Voting Agreement”), the Legacy Holders,

including Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, have the right to designate seven of the nine members to our board of directors, and the stockholders who are parties to the Voting Agreement, who beneficially owned, as of April 30, 2022, approximately 32.3% of our outstanding common stock, have agreed to vote for such designees. As a result, the Legacy Holders have the ability to exercise significant influence over the election of our board of directors, which in turn may create issues if and to the extent our interests and those of these stockholders diverge. We have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of such directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case
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
As of March 31, 2022, private warrants to purchase 3,295,000 shares of common stock were outstanding. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such private warrants are exercised or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers and other affiliates, and certain of such shares are eligible for sale in the public market under our currently effective Registration Statement on Form
S-3.
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
As of April 30, 2022, 2022, Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, beneficially owned, directly or indirectly, approximately 15.4% of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 24.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation and approval of significant corporate transactions. In addition, certain of these individuals are party to the Voting Agreement, pursuant to which the parties to the Voting Agreement have the right to nominate all of the members of our board of directors and the obligation to vote for such nominees. This could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult without the support of these stockholders.
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
Our executive officers have limited experience in the management of a publicly traded company and may not be able to effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs.

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
Although management has concluded that the material weakness in our internal control over financial reporting that resulted in a restatement of our consolidated financial statements for the year ended December 31, 2020 was remediated during 2021, any future material weaknesses or other inability to maintain effective internal control over financial reporting could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
We identified a material weakness in our internal control over financial reporting related to the accounting and reporting for certain of our private warrants. Although management has concluded that this material weakness was remediated during 2021, any future material weaknesses or other inability to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price and ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements and covenants regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition. We can provide no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2021).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VINCERX PHARMA, INC.

Date: May 12, 2022	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: May 12, 2022	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer