Form 10-Q
period 2022-06-30
Vincerx Pharma, Inc.
filed 2022-08-11
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Registran
t’s
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
of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2022, there were 21,189,769 shares of the registrant’s common stock outstanding.

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
“plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “suggests,” “scheduled,” or “will,” and similar expressions are intended to identify forward-looking statements, and include but are not limited to:

•	our future financial and business performance;

•	strategic plans for our business and product candidates;

•	our ability to develop or commercialize products;

•	the expected results and timing of clinical trials and nonclinical studies;

•	our ability to comply with the terms of the Bayer License Agreement;

•	developments and projections relating to our competitors and industry;

•	our expectations regarding our ability to obtain, develop and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our future capital requirements and sufficiency of available cash, including our expected cash runway, and the timing of those requirements and sources and uses of cash;

•	our ability to obtain funding for our operations;

•	the impact of our strategic prioritization and cost reduction measures;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	our business, plans and opportunities; and

•	changes in applicable laws or regulations.
These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with preclinical or clinical development and trials, including those conducted prior to our in-licensing;

•	risks related to the rollout of our business and the timing of expected business milestones;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture and commercialize product candidates;

•	general economic, financial, legal, political and business conditions and changes in domestic and foreign markets;

•	changes in applicable laws or regulations;

•	the impact of natural disasters, including climate change, and the impact of health epidemics, including the COVID-19 pandemic, on our business;

•	the size and growth potential of the markets for our products, and our ability to serve those markets;

•	market acceptance of our planned products;

•	risks related to our plans and assumptions regarding the availability, use and sufficiency of our cash resources;

•	our ability to raise capital;

•	our ability to successfully implement our workforce and cost reductions and the impact of such reductions;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”
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
Frequently Used Terms
Unless the context indicates otherwise, references in this report to the “Company,” “Vincerx,” “we,” “us,” “our” and similar terms refer to Vincerx Pharma, Inc. (f/k/a Vincera Pharma, Inc. f/k/a LifeSci Acquisition Corp.) and its consolidated subsidiaries. References to “LSAC” refer to LifeSci Acquisition Corp., our predecessor company prior to the consummation of the Business Combination (as defined below). Additional terms frequently used in this report include the following:

•	“ADC” means antibody-drug conjugate.

•	“Affordable Care Act” means the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act.

•	“AML” means acute myeloid leukemia.

•	“ANDA” means an abbreviated new drug application.

•	“Bayer License Agreement” means that certain License Agreement, dated October 7, 2020, by and among Legacy Vincera Pharma, Bayer Aktiengesellschaft and Bayer Intellectual Property GmbH.

•	“BLA” means a biologics license application.

•	“BPCIA” means the Biologics Price Competition and Innovation Act of 2009.

•	“Business Combination” means the Merger and the other transactions described in the Merger Agreement.

•	“BTKi” means Bruton tyrosine kinase inhibitor.

•	“Bylaws” means our amended and restated bylaws.

•	“Certificate of Incorporation” means our second amended and restated certificate of incorporation, as amended.

•	“cGMP” means current Good Manufacturing Practice.

•	“CLL” means chronic lymphocytic leukemia.

•	“common stock” means our common stock, $0.0001 par value per share.

•	“double-hit DLBCL” means diffuse large B-cell lymphoma that is characterized by translocations of MYC and BCL-2.

•	“Earnout Shares” means certain rights to common stock after the closing of the Business Combination that Legacy Holders may be entitled to receive pursuant to the Merger Agreement.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

•	“FDA” means the U.S. Food and Drug Administration.

•	“IND” means an investigational new drug application.

•	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.

•	“KSPi” means kinesin spindle protein inhibitor.

•	“Legacy Holders” means the stockholders of Legacy Vincera Pharma immediately prior to the Business Combination.

•	“Legacy Vincera Pharma” means Vincera Pharma, Inc. prior to the consummation of the Business Combination, which changed its name to VNRX Corp. following the Business Combination.

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
®
, Vincerx Pharma
®
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

•
We rely on the Bayer License Agreement to provide rights to the core intellectual property relating to all of our current product candidates, which agreement imposes significant payment and other obligations on us. Any failure by us to perform our obligations under the Bayer License Agreement could give Bayer AG (“Bayer”) the right to terminate or seek other remedies under the agreement, and any termination or loss of important rights under the Bayer License Agreement would significantly and adversely affect our ability to develop and commercialize enitociclib (formerly VIP152), VIP943, VIP924, VIP236 and our other current product candidates, raise capital or continue our operations.

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
COVID-19
pandemic.

•
We are dependent in large part on the success of our lead product candidate, enitociclib, which is currently in clinical trials. If we are unable to complete development of, successfully complete clinical trials, obtain approval for and commercialize enitociclib in a timely manner, our business will be harmed.

•
We are at an early stage in development efforts for our product candidates, and we may not be able to successfully develop, manufacture, complete clinical trials and commercialize our product candidates on a timely basis or at all.

•
There is currently no CDK9 inhibitor, ADC delivering a KSPi warhead or small molecule drug conjugate delivering an optimized CPT payload that has to date been approved by the FDA, and the development of our product candidates may never lead to a marketable product.

•
We rely in part on the preclinical and clinical trial data provided by Bayer in assessing the viability of our product candidates, and such preclinical and clinical trial data has not been verified by us or any independent third parties.

•
Our long-term prospects depend in part upon discovering, developing, manufacturing and commercializing additional product candidates, which may fail in development or clinical trials, or suffer delays that adversely affect their commercial viability.

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

•
Clinical trials are expensive, time consuming, subject to enrollment and other delays and may be required to continue beyond our available funding, and we cannot be certain that we will be able to raise sufficient funds to successfully complete the development, clinical trials and commercialization of any of our product candidates currently in preclinical and clinical development, should they succeed.

•	We are at an early stage of development as a company and our limited operating history may make it difficult to evaluate our ability to succeed.

•	We have incurred net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.

•
We recently implemented certain workforce and cost reduction measures in connection with our strategic plan, and there can be no assurance that we will be able to successfully implement these workforce and cost reductions or that such measures will not adversely affect our business.

•
We require substantial capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

•	The Bayer License Agreement obligates us to make significant milestone and royalty payments, some of which will be triggered prior to the commercialization of any of our product candidates.

•	We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize our product candidates.

•
Our current or future product candidates may cause adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$80,857	$111,459
Restricted cash	63	105
Prepaid expenses	847	182
Other current assets	619	95

Total current assets	82,386	111,841
Right-of-use assets	3,514	3,949
Property, plant and equipment, net	202	233
Other assets	1,642	1,653

Total assets	$87,744	$117,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,118	$2,019
Accrued expenses	4,331	4,715
Lease liability	968	738
Common stock warrant liabilities	34	6,447

Total current liabilities	10,451	13,919
Lease liability, net of current portion	2,930	3,436

Total liabilities	13,381	17,355

Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 21,189,769 shares and 21,057,560 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	165,173	156,311
Accumulated other comprehensive income (loss)	4	(21)
Accumulated deficit	(90,816)	(55,971)

Total stockholders’ equity	74,363	100,321

Total liabilities and stockholders’ equity	$87,744	$117,676

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$4,722	$6,695	$10,378	$11,486
Research and development	13,742	10,698	29,713	15,532
Restructuring	1,159	—	1,159	—

Total operating expenses	19,623	17,393	41,250	27,018

Loss from operations	(19,623)	(17,393)	(41,250)	(27,018)

Other income (expense)
Change in fair value of warrant liabilities	1,202	15,359	6,413	18,708
Other expense	—	—	(8)	—

Total other income (expense)	1,202	15,359	6,405	18,708

Net loss	(18,421)	(2,034)	(34,845)	(8,310)
Other comprehensive income:
Net foreign currency translation gain	10	—	25	—

Comprehensive loss	$(18,411)	$(2,034)	$(34,820)	$(8,310)

Net loss per common share, basic and diluted	$(0.88)	$(0.12)	$(1.66)	$(0.55)

Weighted average common shares outstanding, basic and diluted	20,995	16,350	20,946	15,050

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)
(
in thousands
)

	For the Three Months Ended June 30, 2022
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Equity
Balance as of April 1, 2022	21,057	$2	$161,569	$(6)	$(72,395)	$89,170
Issuance of common stock from employee stock plans	132	—	242	—	—	242
Stock-based compensation	—	—	3,362	—	—	3,362
Cumulative translation adjustment	—	—	—	10	—	10
Net loss	—	—		—	(18,421)	(18,421)

Balance as of June 30, 2022	21,189	$2	$165,173	$4	$(90,816)	$74,363

	For the Six Months Ended June 30, 2022
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	21,057	$2	$156,311	$(21)	$(55,971)	$100,321
Issuance of common stock from employee stock plans	132	—	242	—	—	242
Stock-based compensation	—	—	8,620	—	—	8,620
Cumulative translation adjustment	—	—	—	25	—	25
Net loss	—	—	—	—	(34,845)	(34,845)

Balance as of June 30, 2022	21,189	$2	$165,173	$4	$(90,816)	$74,363

	For the Three Months Ended June 30, 2021
	Common Stock		Subscription	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity
Balance as of April 1, 2021	14,696	$1	$(8,182)	$56,675	$(22,941)	$25,553
Issuance of common stock from warrant exercises	2,825	—	8,182	32,489	—	40,671
Reclassification of warrant liabilities to equity due to warrant exercises for cash	—	—	—	768	—	768
Stock-based compensation	—	—		6,637	—	6,637
Net loss	—	—		—	(2,034)	(2,034)

Balance as of June 30, 2021	17,521	$1	$—	$96,569	$(24,975)	$71,595

	For the Six Months Ended June 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of January 1, 2021	13,984	$1	$42,043	$(16,665)	$25,379
Issuance of common stock from warrant exercises	3,537	—	40,671	—	40,671
Reclassification of warrant liabilities to equity due to warrant exercises for cash	—	—	2,503	—	2,503
Stock-based compensation	—	—	11,352	—	11,352
Net loss	—	—	—	(8,310)	(8,310)

Balance as of June 30, 2021	17,521	$1	$96,569	$(24,975)	$71,595

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(34,845)	$(8,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	—
Stock-based compensation	8,620	11,352
Amortization of right-of-use assets	435	(51)
Change in fair value of warrant liabilities	(6,413)	(18,708)
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,189)	436
Other assets	11	(105)
Accounts payable	3,099	1,339
Accrued expenses	(384)	2,397
Due to related parties	—	(14)
Lease liabilities	(276)	52

Net cash used in operating activities	(30,915)	(11,612)

Cash Flows from Investing Activities:
Research and development-acquired license	—	(5,000)
Capital expenditures	—	(228)

Net cash used in investing activities	—	(5,228)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock from employee stock plans	242	—
Proceeds from warrants exercised for cash, net of redemption cost	—	40,671

Net cash provided by financing activities	242	40,671

Effect of exchange rate changes on cash and restricted cash	29	—

Net increase (decrease) in cash and restricted cash	(30,644)	23,831
Cash and restricted cash at beginning of the period	111,564	61,792

Cash and restricted cash at end of the period	$80,920	$85,623

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$25
Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liabilities to equity due to warrant exercises for cash	$—	$2,503
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,166
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 29, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
If the Company achieves all of the development and commercial sales milestones for license products under the Bayer License Agreement for each of the countries and disease indications, the Company would be obligated to pay milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, the Company could be required to pay aggregate milestone payments in excess of $1 billion. In addition to milestone payments, the Company is also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products. As of June 30, 2022, no development and commercial sales milestones under the Bayer License Agreement have been met.
NOTE 4. RESTRUCTURING
On June 4, 2022, the Board of Directors of the Company approved a strategic plan to prioritize and focus its resources on its ongoing enitociclib clinical studies for double-hit diffuse
large B-cell lymphoma
and chronic lymphocytic leukemia and its next generation bioconjugation platform and streamline and realign its resources to support these prioritized studies. This plan includes a reduction of the Company’s full-time employees by 33% and other cost reduction measures. Affected employees have been offered separation benefits, including severance payments, payments to cover premiums for continuation of healthcare coverage for a limited period and in some cases vesting acceleration on certain outstanding stock options.

We expect to incur up to approximately $2.5 million of severance and related expenses during 2022, of which approximately $1.2 million has been incurred through June 30, 2022. The estimate of the costs that the Company expects to incur, and the timing of such costs, are subject to a number of assumptions and actual results may differ. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the strategic plan.
The activity in the accrued restructuring balance, included within accrued expenses on the condensed consolidated balance sheet, was as follows for the three and six months ended June 30, 2022 (in thousands):

	Restructuring liabilities at December 31, 2021	Charges	Cash payments	Restructuring liabilities at June 30, 2022
Workforce reduction	$—	$1,159	$(528)	$631
NOTE 5. FAIR VALUE MEASUREMENT
The Company’s financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$34	$34

Total fair value	$—	$—	$34	$34

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$6,447	$6,447

Total fair value	$—	$—	$6,447	$6,447

The Company performs procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of certain private warrants to anyone outside of a small group of individuals constituting the sponsors of LSAC would result in these private warrants having similar terms as the public warrants, management determined that the fair value of each of these private warrants is approximately double that of a public warrant, with a modest adjustment for short-term marketability restrictions. Accordingly, these private warrants are classified as Level 3 financial instruments. The estimated fair value of the private warrants is determined with Level 3 inputs using Black-Scholes and Monte Carlo simulations. There were no changes to the number of private warrants underlying the Level 3 financial instruments during the three- and six-month
periods ended June 30, 2022.
There were no transfers between Level 1, 2 or 3 during the three- and six-month
periods ended June 30, 2022 and June 30, 2021.
The following table presents changes in Level 3 liabilities measured at fair value for the six-month
period ended June 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2022	$6,447
Change in fair value	(6,413)

Balance – June 30, 2022	$34

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2022 and December 31, 2021 is as follows:

	As of June 30, 2022	As of December 31, 2021
Stock price	$1.32	$10.19
Exercise price	$11.50	$11.50
Option term (years)	3.5	4.0
Volatility (annual)	48.6%	32.5%
Risk-free rate	3.0%	1.1%
Dividend yield (per share)	0%	0%
NOTE 6. COMMITMENTS AND CONTINGENCIES
Leases
On December 23, 2020, the Company entered into a
5-year
term lease agreement which commenced on January 1, 2021. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.1 million.
At June 30, 2022, the Company had operating lease liabilities of approximately $3.9 million and right of use assets of approximately $3.5 million, which were included in the condensed consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the six months ended June 30,
	2022	2021
Lease cost
Operating lease cost	$598	$83
Variable lease cost	—	—

Total operating lease expense	$598	$83

Other information
Operating cash flows from operating leases	$438	$70
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,166
Weighted-average remaining lease term – operating leases	3.5	4.5
Weighted-average discount rate – operating leases	8%	8%
As of June 30, 2022, future minimum payments during the next three years are as follows (in thousands):

Remaining period ended December 31, 2022	$608
Year ended December 31, 2023	1,261
Year ended December 31, 2024	1,284
Year ended December 31, 2025	1,336

Total	4,489
Less present value discount	(591)

Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2022	$3,898

NOTE 7. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of June 30, 2022 and December 31, 2021, there were 21,189,769 shares and 21,057,560 shares, respectively, of common stock outstanding, and no shares of preferred stock outstanding.
Restricted Shares
A summary of restricted stock activity for the three- and six-months ended June 30, 2022 and June 30, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	182,686	$0.045
Vested	(33,203)	—

Nonvested at March 31, 2022	149,483	0.049
Veste d	(27,493)	—
Nonvested at June 30, 2022	121,990	$0.052

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2021	361,168	$0.036
Vested	(44,621)	—

Nonvested at March 31, 2021	316,547	0.037
Vested	(44,620)	—

Nonvested at June 30, 2021	271,927	$0.041

As of June 30, 2022, there was approximately $6,600 of unrecognized stock-based compensation related to restricted stock that will be amortized in 2.0 years.
Warrants
As of June 30, 2022, there were 3,295,000 private warrants to purchase common stock outstanding. No public warrants remain outstanding at June 30, 2022.
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
NOTE 8. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of June 30, 2022, the Company had 4,542,924 shares of common stock reserved for issuance and 599,546 options to acquire common stock that are available to grant, under the 2020 Plan.
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

Stock option activity under the 2020 Plan is as follows (amounts in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,408	$18.74	9.2	$3
Options granted	1,166	5.62	10.0	—
Options cancelled	(631)	15.58	—	—

Outstanding at June 30, 2022	3,943	$15.37	8.5	$—

Options vested and exercisable at June 30, 2022	1,916	$18.84	7.8	$—

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
As of June 30, 2022, the Company had stock-based compensation of approximately $9.5 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.0 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
	2022	2021
Exercise price	$5.62	$19.02
Expected term (years)	6.0	5.9
Volatility (annual)	83.6%	75.5%
Risk-free rate	3.0%	0.9%
Dividend yield (per share)	0%	0%
Total stock-based compensation expense recognized in the three- and six-months
ended June 30, 2022 and 2021 was as follows (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Research and development	$2,200	$4,401	$5,684	$7,078
General and administrative	1,162	2,236	2,936	4,274

Total stock-based compensation expense	$3,362	$6,637	$8,620	$11,352

NOTE 9. NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
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

The following table sets forth the computation of loss per share for the three- and six-months
ended June 30, 2022 and 2021 (amounts in thousands, except per share number):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(18,421)	$(2,034)	$(34,845)	$(8,310)

Denominator:
Weighted average common shares outstanding, basic and diluted	20,995	16,350	20,946	15,050

Net loss per common share, basic and diluted	$(0.88)	$(0.12)	$(1.66)	$(0.55)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amount in thousands):

	For the three and six months ended June 30,
	2022	2021
Options outstanding	3,943	3,172
Warrants	3,295	3,295
Total	7,238	6,467
NOTE 10. SUBSEQUENT EVENT
In connection with our strategic plan and workforce reduction (see note 4), the Company has consolidated its leased office space at its corporate headquarters location. Effective July 8, 2022, the Company has subleased substantially all of its remaining unused office space for a term of 18 months at a base rent of $50,000 per month.

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
Despite several decades of advances in targeted therapies, cancer continues to be the second leading cause of death in the United States population per the National Center for Health Statistics. Cancer is not a single disease but rather a constellation of maladies with each requiring a unique approach to vanquish it. Our vision is to address the unmet medical needs of patients with cancer with a diverse pipeline of targeted medicines. Our small molecule drug program includes enitociclib, which is a highly selective, clinical-stage PTEFb/CDK9 inhibitor. Our ADC platform includes VIP943 and VIP924, which are next-generation ADC compounds addressing known and novel oncology targets that we believe could deliver a greater safety and efficacy profile than current ADC compounds. The bioconjugation program also includes VIP236, an SMDC for solid tumors. In addition to our lead products, we acquired the rights to additional product candidates that are still in the preclinical stage.
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
Research and Development Expense
Research and development expenses consist or will consist of preclinical development of our product candidates and discovery efforts (including conducting preclinical studies), manufacturing development efforts, preparing for and conducting clinical trials, and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include or could include:

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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase in the future as we continue to develop our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical and clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence, continue and expand our clinical trials. Our future expenses may vary significantly each period based on factors such as:

•
expenses incurred to conduct preclinical studies required to advance our product candidates into clinical trials, including the impact of factors such as inflation, supply chain disruptions and the ongoing
COVID-19
pandemic;

•	per patient clinical trial costs, including based on the number of doses that patients receive and the cost of drug products for combination therapies;

•	the number of patients who enroll in each clinical trial;

•	the number of clinical trials required for approval;

•	the number of sites included in the clinical trials;

•	the countries in which the clinical trials are conducted;

•	the length of time required to enroll eligible patients;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring requested by regulatory agencies;

•	the duration of patient participation in the clinical trials and follow-up;

•	the phase of development of the product candidate;

•	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	the cost of insurance, including product liability insurance, in connection with clinical trials;

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
services and insurance costs.
We anticipate that our general and administrative expenses will increase in the future as we expand our operations and infrastructure to support the initiation, continuation and expansion of our preclinical studies and clinical trials for our product candidates. We also anticipate that our general and administrative expenses will increase as a result of payments for accounting, audit, legal and consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.
Change in Fair Value of Warrant Liabilities
Certain of our private warrants are classified as liabilities pursuant to ASC
815-40,
Derivatives and Hedging – Contracts in Entity’s Own Equity. The change in fair value of warrant liabilities consists of the change in fair value of these private warrants.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended June 30,
	2022	2021	Amount Change
Operating expenses:
General and administrative	$4,722	$6,695	$(1,973)
Research and development	13,742	10,698	3,044
Restructuring	1,159	—	1,159

Total operating expenses	19,623	17,393	2,230

Loss from operations	(19,623)	(17,393)	(2,230)

Other income
Change in fair value of warrant liabilities	1,202	15,359	(14,157)

Total other income	1,202	15,359	(14,157)

Net loss	$(18,421)	$(2,034)	$(16,387)

	For the six months ended June 30
	2022	2021	Amount Change
Operating expenses:
General and administrative	$10,378	$11,486	$(1,108)
Research and development	29,713	15,532	14,181
Restructuring	1,159	—	1,159

Total operating expenses	41,250	27,018	14,232

Loss from operations	(41,250)	(27,018)	(14,232)

Other income (expense)
Change in fair value of warrant liabilities	6,413	18,708	(12,295)
Other expense	(8)	—	(8)

Total other income (expense)	6,405	18,708	(12,303)

Net loss	$(34,845)	$(8,310)	$(26,535)

Research and Development
Research and development expenses increased by approximately $3.0 million and $14.2 million, respectively, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The increase for the six months ended June 30, 2022 compared to the same period in 2021 primarily related to increases in manufacturing services of approximately $5.5 million, including the initiation of manufacturing associated with our ADC program, new employee salaries of approximately $2.4 million, third party research and preclinical work of approximately $4.6 million, and clinical services of approximately $3.1 million, partially offset by a decline in stock-based compensation of approximately $1.4 million.
General and Administrative
General and administrative expenses decreased by approximately $2.0 million and $1.1 million, respectively, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily as a result of declines in stock-based compensation expense of $1.1 million and $1.3 million for the three- and six-month
periods, respectively.
Restructuring
On June 4, 2022, the Board of Directors of the Company approved a strategic plan to prioritize and focus its resources on its ongoing enitociclib clinical studies for double-hit diffuse
large B-cell lymphoma
and chronic lymphocytic leukemia and its next generation bioconjugation platform and streamline and realign its resources to support these prioritized studies. This plan includes a reduction of the Company’s full-time employees by 33% and other cost reduction measures. Affected employees have been offered separation benefits, including severance and reimbursement of healthcare premium payments.
We have incurred approximately $1.2 million of severance and related expenses through June 30, 2022.

Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was primarily due to the decrease in the closing price of our common stock from $10.19 as of December 31, 2021 to $1.32 as of June 30, 2022.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and preclinical studies of, initiate, continue and expand clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.
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
We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. At June 30, 2022, we had approximately $80.9 million in cash. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs and certain of the milestone payments under the Bayer License Agreement. In June 2022, our board of directors approved a strategic plan to prioritize and focus our resources on our ongoing enitociclib clinical studies for double-hit DLBCL
and CLL and our next generation bioconjugation platform and to streamline and realign our resources, including a 33% workforce reduction, to support these prioritized studies and programs and extend our estimated cash runway. Based on our current business plans and assumptions, we believe our existing cash will enable us to fund our operating expenses and capital requirements into late 2024. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.
Because of the numerous risks and uncertainties associated with research, development, manufacturing, clinical trials and commercialization of pharmaceutical drug products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the extent to which we develop, in-license or acquire other product candidates and technologies in our product candidate pipeline;

•
the costs and timing of research activities, clinical trials, process development and manufacturing
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
Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us, or at all, particularly in light of current economic or market conditions. We do not have any committed external source of funds. Market volatility resulting from the
COVID-19
pandemic, current economic and market conditions and the Russian invasion of Ukraine, or other factors, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.
The
COVID-19
pandemic continues to evolve, and as a result, we are continuing to assess the effect that it could have on our business and operations. The extent to which
COVID-19
may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as duration of the pandemic, the emergence and severity of new variants of the virus, additional or modified government actions, new information concerning the severity and impact of the virus, the timing, availability, efficacy, adoption and distribution of vaccines or other preventative treatments, travel restrictions, quarantines, social distancing requirements and business closures, and other actions taken to contain the virus or address its impact. We do not yet know the full extent of potential delays or impacts on our business and operations, our clinical trials, our research programs, healthcare systems or the global economy. While the potential economic impact brought by, and the duration of,
COVID-19
may be difficult to assess or predict, it could result in a recession or other significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity, our business and the value of our common stock.
Cash Flows
The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the six months ended June 30,
	2021	2021
Net cash used in operating activities	$(30,915)	$(11,612)
Net cash used in investing activities	$—	$(5,228)
Net cash provided by financing activities	$242	$40,671
Cash Flows from Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to research and development, clinical trials and general and administrative activities. As we continue to expand clinical trials of, and seek marketing approval for, our product candidates, we expect our cash used in operating activities to increase before we start to generate any material cash flows from our business.

Net cash used in operating activities was approximately $30.9 million for the six months ended June 30, 2022, consisting primarily of payments to clinical and manufacturing service providers, internal payroll costs and third-party professional services as we build our public company infrastructure and prepare for and conduct our clinical trials. Our net loss during the six months ended June 30, 2022 was approximately $34.8 million, which included approximately $8.6 million related to stock-based compensation and offset by approximately $6.4 million related to the change in fair value of warrant liabilities.
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
and
15d-15(f)
under the Exchange Act) for the three months ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We rely on the Bayer License Agreement to provide rights to the core intellectual property relating to all of our current product candidates, which agreement imposes significant payment and other obligations on us. Any failure by us to perform our obligations under the Bayer License Agreement could give Bayer the right to terminate or seek other remedies under the agreement, and any termination or loss of important rights under the Bayer License Agreement would significantly and adversely affect our ability to develop and commercialize enitociclib, VIP943, VIP924, VIP236 and our other current product candidates, raise capital or continue our operations.
We have licensed our current core patents and other intellectual property relating to enitociclib, VIP943, VIP924, VIP236 and our other current product candidates from Bayer on an exclusive, worldwide basis under the Bayer License Agreement. The Bayer License Agreement continues in effect on a country-by-country
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
COVID-19
pandemic.
Our business has been, and could continue to be, adversely affected by health epidemics, including the ongoing
COVID-19
pandemic, wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, contract research organizations, shippers, clinical trial sites and other third parties upon whom we rely. For example, the
COVID-19
pandemic has presented a substantial public health and economic challenge around the world and has affected, and may continue to affect, employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions, including those in which we and the third parties on whom we rely conduct operations, imposed, and in the future may again impose,
“shelter-in-place,”
quarantines or similar orders or restrictions to control the spread of
COVID-19.
These measures negatively impacted our productivity, disrupted our business, delayed our preclinical and clinical programs and timelines, and limited our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations, now or in the future, could negatively impact our business, operating results and financial condition.

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
The global pandemic of
COVID-19
continues to evolve rapidly. The ultimate impact of the
COVID-19
pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects have impacted, and could continue to impact, our operations.
We are dependent in large part on the success of our lead product candidate, enitociclib, which is currently in clinical trials. If we are unable to complete development of, successfully complete clinical trials, obtain approval for and commercialize enitociclib in a timely manner, our business will be harmed.
Our future success is dependent in large part on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize enitociclib, our lead product candidate. We believe our highly selective CDK9 inhibitor, enitociclib, is differentiated from other CDK9 inhibitor technologies being developed by our competitors and are investing significant efforts and financial resources in the research and development of enitociclib. We are conducting a Phase 1 trial of enitociclib as a monotherapy in patients with double-hit
DLBCL and CLL and in combination with BTKi in patients with CLL. enitociclib will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote enitociclib, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.
The success of enitociclib will depend on several factors, including the following:

•	the efficacy of enitociclib at selectively targeting CDK9;

•	the successful and timely completion of our ongoing clinical trials of enitociclib;

•	the initiation and successful patient enrollment and completion of additional clinical trials of enitociclib on a timely basis;

•	establishing and maintaining relationships with contract research organizations and clinical sites for the clinical development of enitociclib in the United States and internationally;

•	the frequency and severity of adverse events in the clinical trials;

•	achieving dose selection, efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	establishing and maintaining supply arrangements with third-party drug product suppliers, manufacturers and distributors;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	a continued acceptable safety profile following any marketing approval; and

•	our ability to compete with other therapies.
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize enitociclib, which would materially harm our business.
We are at an early stage in development efforts for our product candidates, and we may not be able to successfully develop and commercialize our product candidates on a timely basis or at all.
enitociclib is a novel PTEFb/CDK9 inhibitor and its potential therapeutic benefit is unproven. While several CDK9 inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting CDK9 for the treatment of cancers, and as a result, the regulatory pathway for enitociclib may present novel issues that could cause delays in development or approval. While results from preclinical data and early clinical trials of enitociclib have shown tolerable side effects and a reduction in MCL1 and MYC mRNA, enitociclib may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for enitociclib in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although Bayer has evaluated enitociclib in preclinical studies and in early-stage clinical trials, enitociclib has not yet advanced into a large-scale, pivotal clinical trial for any indication. Positive results from early-stage clinical trials are not necessarily predictive of the results of planned clinical trials of enitociclib. If we cannot replicate the positive results from Bayer’s Phase 1 clinical trials in our clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize enitociclib. As a result, our focus on exploring PTEFb/CDK9 inhibition may fail to result in the identification of viable additional indications for enitociclib. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize enitociclib, raise capital, expand our business or continue our operations.
VIP943, VIP924 and VIP236 are part of a novel bioconjugation platform, and their potential therapeutic benefits are unproven. These product candidates are still in the preclinical phase and we do not anticipate beginning clinical trials any sooner than late 2022 or early 2023, at the earliest. Furthermore, we may never develop any of the product candidates in our bioconjugation platform. While several bioconjugation and ADC candidates are under development by other companies, there is currently no approved bioconjugation therapy using our proprietary cytotoxin (an optimized CPT payload derived from SN38, a well-known cytotoxic drug and active metabolite of irinotecan) or an ADC using KSPi and CellTrapper. We may uncover a previously unknown risk associated with KSPi or our optimized CPT payload, our CellTrapper technology may not be as impermeable as initial testing suggests, our linker technology may not be as effective as initial testing suggests, or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional preclinical and clinical testing. While results from preclinical trials of VIP943, VIP924 and VIP236 in mouse xenograft models have shown proof-of-concept
for each, VIP943, VIP924 and VIP236 may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. If the KSPi warhead or optimized CPT payload that we use is not safe in certain product candidates, we would be required to abandon or redesign all of our current lead ADC or SMDC product candidates. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of VIP943, VIP924 and VIP236 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although Bayer has evaluated VIP943, VIP924 and VIP236 in preclinical studies, VIP943, VIP924 and VIP236 have not yet advanced into clinical-stage trials for any indication. Positive results from preclinical trials are not necessarily predictive of the results of planned clinical trials of VIP943, VIP924 and VIP236.
There is currently no CDK9 inhibitor, ADC delivering a KSPi warhead or small molecule drug conjugate delivering an optimized CPT payload that has to date been approved by the FDA, and the development of our product candidates may never lead to a marketable product.
We have not received regulatory approval for any of our product candidates and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. We may not succeed in demonstrating safety and efficacy of (i) enitociclib in the ongoing Phase 1 clinical trials or in larger-scale clinical trials or (ii) VIP943, VIP924 or VIP236 in preclinical studies, clinical trials or in large-scale clinical trials. Advancing enitociclib as a PTEFb/CDK9 inhibitor, VIP943 and VIP924 as ADCs delivering a KSPi warhead, or VIP236 as an SMDC delivering an optimized CPT payload creates significant challenges for us, including:

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
We rely in part on the preclinical and clinical trial data provided by Bayer in assessing the viability of our product candidates, and such preclinical and clinical trial data has not been verified by us or any independent third parties.
We currently license all of our product candidates from Bayer pursuant to the Bayer License Agreement. Our present development involving these product candidates relies in part upon previous preclinical and clinical trials conducted by Bayer or other third parties over whom we had no control and before we in-licensed
the product candidates. We are relying on the results of these preclinical studies and from unaudited clinical trial data from investigator reports that are subject to change. As is typical for Phase 1 studies, such as enitociclib, no independent review committee has reviewed the data. Furthermore, if we are unable to replicate the results from Bayer’s preclinical or clinical trials in our preclinical or clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates. Although we are not currently aware of any such problems, any problems that emerge with preclinical or clinical development conducted prior to our in-licensing
may affect future results or our ability to document prior development and to conduct clinical trials, which could delay, limit, increase the cost of or prevent regulatory approval for our product candidates.
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
Adverse pricing limitations may hinder our ability to recoup our investment in enitociclib, our lead product candidate or any other current or future product candidates, even if such product candidates obtain marketing approval.
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
Clinical trials are expensive, time consuming, subject to enrollment and other delays and may be required to continue beyond our available funding, and we cannot be certain that we will be able to raise sufficient funds to successfully complete the development, clinical trials and commercialization of any of our product candidates currently in preclinical and clinical development, should they succeed.
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

•
slower than anticipated rates of patient recruitment and enrollment, or not reaching the targeted number of patients, because of competition for patients from other trials, difficulty identifying patients with our proposed indications, the impact of the
COVID-19
pandemic or other health epidemics or limited or no availability of coverage, reimbursement or adequate payment from health maintenance organizations and other third-party payors for the use of agents used in our clinical trials or other reasons;

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
Certain toxicity and adverse events have been noted in some of the preclinical and clinical trials involving certain of our product candidates. For example, neutropenia was observed in some patients receiving enitociclib. In addition, we have or may pursue clinical trials for more than one indication, and there is a risk that unacceptable toxicity or adverse events observed in a trial for one indication could result in the delay or suspension of all trials involving the same product candidate. Even if we believe that the data collected from clinical trials of our product candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Regulatory officials could interpret such data in different ways than we do, which could delay, limit or prevent regulatory approval. The FDA or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the commercialization of our product candidates, may severely harm our business and reputation.
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

We recently implemented certain workforce and cost reduction measures in connection with our strategic plan, and there can be no assurance that we will be able to successfully implement these workforce and cost reductions or that such measures will not adversely affect our business.
Our board of directors recently approved a strategic plan to prioritize and focus our resources on our ongoing enitociclib clinical studies for double-hit
DLBCL and CLL and our next generation bioconjugation platform and streamline and realign our resources to support these prioritized studies and programs. This plan included a reduction in our full-time employees by 33% and other cost reduction measures. There can be no assurance that we will be able to successfully implement these workforce and cost reductions or that such measures will not delay or otherwise negatively impact the execution of our business plan or disrupt our operations, which would adversely affect our business and our ability to achieve our business objectives.
The failure to attract and retain skilled personnel and key relationships could impair our drug development and commercialization efforts.
Our business is highly dependent on our ability to attract and retain our senior management personnel and key clinical, scientific, research, technical and other personnel. There is currently intense competition for executives and employees with these skills and expertise. This competition is likely to continue, and our recently implemented workforce reduction could negatively impact our ability to complete effectively for such personnel. The loss of the services of our key personnel or the inability to attract and retain sufficient managerial, clinical, scientific, technical, research and other personnel may delay or prevent the achievement of our drug development and other business objectives and could have a material adverse effect on our business. We also rely on consultants and advisors to assist us in formulating and implementing our business objectives. Our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to our business and operations.
We or the third parties upon whom we depend may be adversely affected by natural disasters, health epidemics and other natural or man-made
accidents or incidents, including the impact of climate change, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, health epidemic (such as the ongoing
COVID-19
pandemic), power shortage, telecommunication failure, war (such as the Russian invasion of Ukraine) or other natural or man-made
accidents or incidents, including the impact of climate change, that result in us being unable to fully use our facilities, or those of our third-party contract manufacturers, or conduct our preclinical studies or clinical trials, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating condition. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or the interruption of our business operations.
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
Our business and operations would be adversely affected in the event that our computer systems or those of our partners, contract research organizations, contractors, consultants or other third parties we work with were to suffer system failures, cyberattacks, loss of data or other security incidents or we fail to comply with applicable data security and privacy laws, regulations and standards.
Despite the implementation of security measures, our computer systems, as well as those of our partners, contract research organizations, IT service providers, contractors, consultants, law and accounting firms and other third parties we work with, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, ransomware attacks, denial-of-service
attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our partners and third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risks of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, have increased significantly and are becoming increasingly difficult to detect. If a failure, accident or security breach were to occur and cause interruptions in our operations, or the operations of our partners or third-party providers, it could result in a misappropriation of confidential information, including our intellectual property or financial information or clinical trial participant personal data, a material disruption or delay in our drug development programs, and/or significant monetary losses. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials, or chemistry, manufacturing and controls data for our product candidates, could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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
We were incorporated in March 2019, and our operations to date have been largely focused on licensing our product candidates, raising capital, building our management team and infrastructure and conducting preclinical studies and early clinical trials. We have not yet demonstrated an ability to obtain regulatory approvals, manufacture products on a commercial scale, or partner with contract manufacturing organizations to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products. Moreover, we will need to eventually transition from a company with a development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.
We have incurred net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through the sale of our equity securities. Our losses have resulted principally from expenses incurred in connection with licensing our product candidates from Bayer, raising capital, building our management team and business infrastructure and conducting preclinical studies and early clinical trials. Our lead product candidate, enitociclib, is in Phase 1 clinical trials, and we intend to continue its clinical development in patients with double-hit
DLBCL and CLL to obtain clinical
proof-of-concept
in indications with unmet medical needs by
mid-2023.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, enitociclib, VIP943, VIP924, VIP236 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. These expenditures will include payments associated with the Bayer License Agreement and development and commercial milestones, in each case prior to generating any product sales. Additionally, following commencement of any commercial sales of our licensed products, we will be responsible for significant further payments upon the achievement of certain sales milestones and tiered royalty payments on net commercial sales.

Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including enitociclib, VIP943, VIP236 and VIP924, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of June 30, 2022, we had approximately $80.9 million in cash. We intend to use our existing cash to advance and expand our preclinical and clinical programs, including to fund additional monotherapy and combination clinical studies for our product candidates, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs and for working capital and other general corporate purposes. In June 2022, our board of directors approved a strategic plan to prioritize and focus our resources on our ongoing enitociclib clinical studies for double-hit DLBCL
and CLL and our next generation bioconjugation platform and to streamline and realign our resources, including a 33% workforce reduction, to support these prioritized studies and programs and extend our estimated cash runway. Based on our current business plans and assumptions, we believe that our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements into late 2024. Our estimate as to how long we expect our existing cash to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.
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
We will be responsible for significant future contingent payments and royalties under the Bayer License Agreement upon the achievement of certain development, regulatory and sales milestone events, some of which may occur prior to commercialization of any of our product candidates. Accordingly, we will be required to make certain of these payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates, including enitociclib, VIP943, VIP924 and VIP236. There can be no assurance that we will have the funds necessary to make such payments, or be able to raise such funds when needed, on terms acceptable to us, or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.
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
The United Kingdom’s withdrawal from the European Union imposes new regulatory costs and challenges that may have a negative effect on our business.
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
If the FDA or comparable foreign regulatory authorities approve any of our product candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities, and we may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Until such time, if any, that we directly control the manufacturing of our product candidates, we will have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel, and we will be dependent on our third-

party manufacturing partners for compliance with current cGMP requirements for the manufacture of our product candidates. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, if any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we may not own, or may have to share, the intellectual property rights to such innovations.
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
If we fail to enter into and maintain successful collaborative arrangements or strategic alliances for our product candidates, we may have to reduce or delay our product candidate development or increase our expenditures.
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

Risks Related to Our Intellectual Property
If we fail to comply with our obligations under any license, collaboration or other agreement, including the Bayer License Agreement, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates.
Pursuant to the Bayer License Agreement, we have been granted a license from Bayer to certain intellectual property rights covering enitociclib, VIP943, VIP924, VIP236 and our other product candidates. If, for any reason, our licenses under the Bayer License Agreement are terminated or we otherwise lose those rights, our business will be significantly and adversely affected. The Bayer License Agreement imposes, and any future collaboration agreements or license agreements we may choose to enter are likely to impose, various development, commercialization, funding, milestone payment, royalty, diligence, sublicensing, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages, and Bayer and any other licensor, may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.
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
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for enitociclib, VIP943, VIP924, VIP236 and our other product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing
relevant issued patents or pending applications from third parties.
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
Although we will have licensed patents that cover enitociclib under the Bayer License Agreement, we do not have issued patents covering our other product candidates and we may need additional issued patents covering enitociclib. We cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent or our licensor’s issued patents will not be found invalid or unenforceable if challenged.

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
Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution, maintenance or enforcement of our patent applications or issued patents or those of any current or future licensors. For example, United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications and issued patents in Russia, and actions by the Russian government would allow Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. These actions could adversely affect our business.
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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent our product candidates from being marketed. For example, we are aware of issued patents that claim a method of treatment based upon a general mode of action. These claims could be alleged to cover enitociclib in certain treatment indications. While we believe that these patents are difficult to enforce and that we would have valid defenses to these claims of patent infringement, we cannot be certain that we would prevail in any dispute and we cannot be certain how an adverse determination would affect our business.
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
Pursuant to the Voting and Support Agreement entered into among the Legacy Holders and certain other stockholders in connection with the Business Combination (the “Voting Agreement”), the Legacy Holders, including Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, have the right to designate seven of the nine members to our board of directors, and the stockholders who are parties to the Voting Agreement, who beneficially owned, as of July 31, 2022, approximately 31% of our outstanding common stock, have agreed to vote for such designees. As a result, the Legacy Holders have the ability to exercise significant influence over the election of our board of directors, which in turn may create issues if and to the extent our interests and those of these stockholders diverge. We have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of such directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case
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
As of June 30, 2022, private warrants to purchase 3,295,000 shares of common stock were outstanding. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such private warrants are exercised or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers and other affiliates, and certain of such shares are eligible for sale in the public market under our currently effective Registration Statement on Form
S-3.
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
As of July 31, 2022, 2022, Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, beneficially owned, directly or indirectly, approximately 16% of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation and approval of significant corporate transactions. In addition, certain of these individuals are party to the Voting Agreement, pursuant to which the parties to the Voting Agreement have the right to nominate all of the members of our board of directors and the obligation to vote for such nominees. This could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult without the support of these stockholders.
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
Although a material weakness in our internal control over financial reporting that resulted in a restatement of our consolidated financial statements for the year ended December 31, 2020 was remediated during 2021, any future material weaknesses or other inability to maintain effective internal control over financial reporting could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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

ITEM 5.	Other Information.
On August 10, 2022, we entered into a consulting agreement with LifeSci Consulting LLC., a global life sciences consultancy firm. Pursuant to this agreement, LifeSci Consulting will provide consulting services to us in connection with potential research, licensing and other collaboration transactions related to our product candidates and will receive a retainer of $10,000 per month and a customary success fee upon completion of a transaction. Andrew McDonald, one of our directors, is affiliated with LifeSci Consulting.

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

VINCERX PHARMA, INC.

Date: August 11, 2022	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: August 11, 2022	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer