Form 10-Q
period 2022-09-30
Vincerx Pharma, Inc.
filed 2022-11-10
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, there were 21,189,769 shares of the registrant’s common stock outstanding.

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

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with preclinical or clinical development and trials, including clinical trials conducted prior to our in-licensing;

•	risks related to the rollout of our business and the timing of expected business milestones;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture and commercialize product candidates;

•	general economic, financial, legal, political and business conditions and changes in domestic and foreign markets;

•	changes in applicable laws or regulations;

•	the impact of natural disasters, including climate change, and the impact of health pandemics and epidemics, including COVID-19, on our business;

•	the size and growth potential of the markets for our products, and our ability to serve those markets;

•	market acceptance of our planned products;

•	risks related to our plans and assumptions regarding the availability, use and sufficiency of our cash resources;

•	our ability to raise capital;

•	risks related to our strategic prioritization and cost reduction measures;

•	the possibility that our business may be adversely affected by other economic, business, political and/or competitive factors, including the impact of inflation and the war in Ukraine; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”

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

Frequently Used Terms

Unless the context indicates otherwise, references in this report to the “Company,” “Vincerx,” “we,” “us,” “our” and similar terms refer to Vincerx Pharma, Inc. (f/k/a Vincera Pharma, Inc. f/k/a LifeSci Acquisition Corp.) and its consolidated subsidiaries. References to “LSAC” refer to LifeSci Acquisition Corp., our predecessor company prior to the consummation of the Business Combination (as defined below). Additional terms frequently used in this report include the following:

•	“ADC” means antibody-drug conjugate.

•	“Affordable Care Act” means the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act.

•	“AML” means acute myeloid leukemia.

•	“ANDA” means an abbreviated new drug application.

•	“Bayer License Agreement” means that certain License Agreement, dated October 7, 2020, by and among Legacy Vincera Pharma, Bayer Aktiengesellschaft and Bayer Intellectual Property GmbH.

•	“BLA” means a biologics license application.

•	“BPCIA” means the Biologics Price Competition and Innovation Act of 2009.

•	“Business Combination” means the Merger and the other transactions described in the Merger Agreement.

•	“BTKi” means Bruton tyrosine kinase inhibitor.

•	“Bylaws” means our amended and restated bylaws.

•	“Certificate of Incorporation” means our second amended and restated certificate of incorporation, as amended.

•	“cGMP” means current Good Manufacturing Practice.

•	“CLL” means chronic lymphocytic leukemia.

•	“common stock” means our common stock, $0.0001 par value per share.

•	“CPT” means camptothecin.

•	“double-hit DLBCL” means diffuse large B-cell lymphoma that is characterized by translocations of MYC and BCL-2.

•	“Earnout Shares” means certain rights to common stock after the closing of the Business Combination that Legacy Holders may be entitled to receive pursuant to the Merger Agreement.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

•	“FDA” means the U.S. Food and Drug Administration.

•	“IND” means an investigational new drug application.

•	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.

•	“KSPi” means kinesin spindle protein inhibitor.

•	“Legacy Holders” means the stockholders of Legacy Vincera Pharma immediately prior to the Business Combination.

•	“Legacy Vincera Pharma” means Vincera Pharma, Inc. prior to the consummation of the Business Combination, which changed its name to VNRX Corp. following the Business Combination.

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

•	“P-TEFb/CDK9” means positive transcription elongation factor beta/cyclin-dependent kinase 9.

•	“Securities Act” means the Securities Act of 1933, as amended.

•	“SMDC” means small molecule drug conjugate.

•	“USPTO” means the United States Patent and Trademark Office.

•	“Warrant Agreement” means that certain Warrant Agreement, dated March 5, 2020, between LSAC and the Continental Stock Transfer & Trust Company.

Vincerx®, Vincerx Pharma®, the Vincerx Wings logo design and CellTrapper™ are our trademarks or registered trademarks. This report may also contain trademarks and trade names that are the property of their respective owners.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A of this report, “Risk Factors.”

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

•

Our preclinical development, clinical trials, manufacturing, supply chains and other operations and business activities, and the operations and business activities of third parties with whom we conduct business, including our contract manufacturers, contract research organizations, shippers, clinical trial sites and others, have been, and could continue to be, adversely affected by the effects of health pandemics and epidemics, including COVID-19.

•

We are dependent in large part on the success of our lead product candidate, enitociclib, which is currently in clinical trials. If we are unable to complete development of, successfully complete clinical trials, obtain approval for and commercialize enitociclib in a timely manner, our business will be harmed.

•	We are at an early stage in development efforts for our product candidates, and we may not be able to successfully develop and commercialize our product candidates on a timely basis or at all.

•	We rely in part on the clinical trial data provided by Bayer in assessing the viability of enitociclib, and such clinical trial data has not been verified by us or any independent third parties.

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

•	Even if approved, our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

•	If the market opportunity for any product candidate that we or our strategic partners develop is smaller than we believe, our revenue may be adversely affected, and our business may suffer.

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

•

In June 2022, we implemented certain workforce and cost reduction measures in connection with our strategic plan, and there can be no assurance that such measures will not adversely affect our business.

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

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,804	$111,459
Restricted cash	64	105
Short-term marketable securities	20,171	—
Prepaid expenses	470	182
Other current assets	746	95

Total current assets	67,255	111,841
Right-of-use assets , n et	3,291	3,949
Property, plant and equipment, net	188	233
Other assets	1,642	1,653

Total assets	$72,376	$117,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,393	$2,019
Accrued expenses	4,445	4,715
Lease liability	999	738
Common stock warrant liabilities	113	6,447

Total current liabilities	9,950	13,919
Lease liability, net of current portion	2,669	3,436
Other noncurrent liabilities	50	—

Total liabilities	12,669	17,355

Commitments and contingencies - Note 7
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 21,189,769 shares and 21,057,560 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	167,463	156,311
Accumulated other comprehensive loss	(63)	(21)
Accumulated deficit	(107,695)	(55,971)

Total stockholders’ equity	59,707	100,321

Total liabilities and stockholders’ equity	$72,376	$117,676

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$4,525	$5,720	$14,903	$17,206
Research and development	11,066	12,211	40,779	27,743
Restructuring	1,310	—	2,469	—

Total operating expenses	16,901	17,931	58,151	44,949

Loss from operations	(16,901)	(17,931)	(58,151)	(44,949)

Other income (expense)
Change in fair value of warrant liabilities	(79)	(6,606)	6,334	12,102
Interest income	204	—	204	—
Other income (expense)	(103)	13	(111)	13

Total other income (expense)	22	(6,593)	6,427	12,115

Net loss	(16,879)	(24,524)	(51,724)	(32,834)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	14	(19)	39	(19)
Net unrealized loss on marketable securities	(81)	—	(81)	—

Comprehensive loss	$(16,946)	$(24,543)	$(51,766)	$(32,853)

Net loss per common share, basic and diluted	$(0.80)	$(1.39)	$(2.46)	$(2.06)

Weighted average common shares outstanding, basic and diluted	21,083	17,694	20,992	15,941

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)
(
in thousands
)

	For the Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2022	21,189	$2	$165,173	$4	$(90,816)	$74,363
Stock-based compensation	—	—	2,290	—	—	2,290
Cumulative translation adjustment	—	—	—	14	—	14
Unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(16,879)	(16,879)

Balance as of September 30, 2022	21,189	$2	$167,463	$(63)	$(107,695)	$59,707

	For the Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	21,057	$2	$156,311	$(21)	$(55,971)	$100,321
Issuance of common stock from employee stock plans	132	—	242	—	—	242
Stock-based compensation	—	—	10,910	—	—	10,910
Cumulative translation adjustment	—	—	—	39	—	39
Unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(51,724)	(51,724)

Balance as of September 30, 2022	21,189	$2	$167,463	$(63)	$(107,695)	$59,707

	For the Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2021	17,521	$1	$96,569	$—	$(24,975)	$71,595
Issuance of common stock from private placement, net of transaction costs of $3,251	3,500	1	47,498	—	—	47,499
Stock-based compensation	—	—	6,075	—	—	6,075
Cumulative translation adjustment	—	—	—	(19)		(19)
Net loss	—	—	—	—	(24,524)	(24,524)

Balance as of September 30, 2021	21,021	$2	$150,142	$(19)	$(49,499)	$100,626

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2021	13,984	$1	$42,043	$—	$(16,665)	$25,379
Issuance of common stock from private placement, net of transaction costs of $3,251	3,500	1	47,498	—	—	47,499
Issuance of common stock from warrant exercises	3,537	—	40,671	—	—	40,671
Reclassification of warrant liabilities to equity due to warrant exercises for cash	—	—	2,503	—	—	2,503
Stock-based compensation	—	—	17,427	—	—	17,427
Cumulative translation adjustment	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(32,834)	(32,834)

Balance as of September 30, 2021	21,021	$2	$150,142	$(19)	$(49,499)	$100,626

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(51,724)	$(32,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40	—
Stock-based compensation	10,910	17,427
Amortization of right-of-use assets	658	(3)
Change in fair value of warrant liabilities	(6,334)	(12,102)
Net amortization of discounts on marketable securities	(57)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(939)	866
Other assets	11	(1,676)
Accounts payable	2,374	1,749
Accrued expenses	(270)	4,668
Due to related parties	—	(14)
Lease liabilities	(506)	3
Other noncurrent liabilities	50	—

Net cash used in operating activities	(45,787)	(21,916)

Cash Flows from Investing Activities:
Purchases of marketable securities	(20,195)	—
Research and development-acquired license	—	(5,000)
Capital expenditures	—	(250)

Net cash used in investing activities	(20,195)	(5,250)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock from employee stock plans	242	—
Proceeds from private placement, net of transaction costs	—	47,499
Proceeds from warrants exercised for cash, net of redemption cost	—	40,671

Net cash provided by financing activities	242	88,170

Effect of exchange rate changes on cash, cash equivalents and restricted cash	44	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(65,696)	61,004
Cash, cash equivalents and restricted cash at beginning of the period	111,564	61,792

Cash, cash equivalents and restricted cash at end of the period	$45,868	$122,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$25
Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liabilities to equity due to warrant exercises for cash	$—	$2,503
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,169
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
Our business operations, and those of third parties with whom we conduct business, have been, and could continue to be, adversely affected by health pandemics and epidemics, including
COVID-19,
and by economic, business and political events, including inflation and the war in Ukraine. The extent to which these factors could continue to impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence. Management continues to evaluate the impact of these factors on our current operations and future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful and that these factors will not continue to have a negative effect on the Company’s financial position and results of its operations.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 29, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Marketable Securities
The Company generally invests its excess cash in money market funds and investment grade short-term to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the condensed consolidated balance sheets. Marketable securities with a maturity date greater than 90 days and less than one year at each condensed consolidated balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year, if any, are classified as long-term. All of the Company’s marketable securities are considered available-for-sale
and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income on the condensed consolidated statements of operations and comprehensive loss. The cost of securities sold is determined using specific identification.
The Company periodically evaluates whether declines in the fair values of its marketable securities below their amortized cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the marketable security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security.
There have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form
10-K.
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

NOTE 3. BAYER LICENSE
On October 7, 2020, the Company entered into the Bayer License Agreement, which became effective on December 23, 2020 upon the closing of the Business Combination. Pursuant to the Bayer License Agreement, the Company has an exclusive, worldwide, royalty-bearing license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense and distribute (i) a clinical-stage small molecule drug platform, including a
P-TEFb
inhibitor compound, and (ii) a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule drug conjugates.
Following the closing of the Business Combination, the Company paid Bayer a $5.0 million upfront license fee on January 5, 2021.
If the Company achieves all of the development and commercial sales milestones for license products under the Bayer License Agreement for each of the countries and disease indications, the Company would be obligated to pay milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, the Company could be required to pay aggregate milestone payments in excess of $1 billion. In addition to milestone payments, the Company is also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products. As of September 30, 2022, no development and commercial sales milestones under the Bayer License Agreement have been met.
NOTE 4. RESTRUCTURING
On June 4, 2022, the Board of Directors of the Company approved a strategic plan to prioritize and focus its resources on its ongoing enitociclib clinical studies for double-hit diffuse
large B-cell lymphoma
and chronic lymphocytic leukemia and its next generation bioconjugation platform and streamline and realign its resources to support these prioritized studies. This plan included a reduction of the Company’s full-time employees by 33% and other cost reduction measures. Affected employees were offered separation benefits, including severance payments, payments to cover premiums for continuation of healthcare coverage for a limited period and in some cases vesting acceleration on certain outstanding stock options.
We have incurred approximately $2.5 million of severance and related expenses during 2022, which includes approximately $0.5 million of stock-based compensation expense related to the acceleration of stock options to certain affected employees. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the strategic plan.
The activity in the accrued restructuring balance, included within accrued expenses on the condensed consolidated balance sheet, was as follows for the nine months ended September 30, 2022 (in thousands):

	Restructuring liabilities at December 31, 2021	Charges	Cash payments	Restructuring liabilities at September 30, 2022
Workforce reduction	$—	$2,022	$(2,022)	$—

NOTE 5. FAIR VALUE MEASUREMENT
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$5,212	$—	$—	$5,212
Commercial paper	—	17,770	—	17,770
U.S. government agency securities	—	6,970	—	6,970
Short-term marketable securities:		—	—	—
Commercial paper	—	9,802	—	9,802
U.S. government treasuries	996	—	—	996
U.S. government agency securities	—	7,198	—	7,198
Corporate debt securities	—	2,175	—	2,175

Total cash equivalents and marketable securities	$6,208	$43,915	$—	$50,123

There were no cash equivalents or marketable securities at December 31, 2021. The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or
indirectly.    There

were no transfers of assets between Level 1, Level 2 or Level 3 during the three- and nine-month periods ended September 30, 202
2.

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$113	$113

Total fair value	$—	$—	$113	$113

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$6,447	$6,447

Total fair value	$—	$—	$6,447	$6,447

The Company performs procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of certain private warrants to anyone outside of a small group of individuals constituting the sponsors of LSAC would result in these private warrants having similar terms as the public warrants, management determined that the fair value of each of these private warrants is approximately double that of a public warrant, with a modest adjustment for short-term marketability restrictions. Accordingly, these private warrants are classified as Level 3 financial instruments. The estimated fair value of the private warrants is determined with Level 3 inputs using Black-Scholes and Monte Carlo simulations. There were no changes to the number of private warrants underlying the Level 3 financial instruments during the three- and nine-month periods ended September 30, 2022. There were no transfers between Level 1, 2 or 3 during the three- and nine-month periods ended September 30, 2022 and 2021.
The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2022	$6,447
Change in fair value	(6,334)

Balance – September 30, 2022	$113

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2022 and December 31, 2021 is as follows:

	As of September 30, 2022	As of December 31, 2021
Stock price	$1.38	$10.19
Exercise price	$11.50	$11.50
Option term (years)	3.2	4.0
Volatility (annual)	58.0%	32.5%
Risk-free rate	4.1%	1.1%
Dividend yield (per share)	0%	0%
NOTE 6.
AVAILABLE-FOR-SALE
SECURITIES
All marketable securities were considered
available-for-sale
at September 30, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at September 30, 2022 are summarized in the table below (amounts in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Assets:
Cash Equivalents:
Money market funds	$5,212	$—	$—	$5,212
Commercial paper	17,776	—	(6)	17,770
U.S. government agency securities	6,970	—	—	6,970
Short-term marketable securities:
Commercial paper	9,825	—	(23)	9,802
U.S. government treasuries	999	—	(3)	996
U.S. government agency securities	7,229	—	(31)	7,198
Corporate debt securities	2,193	—	(18)	2,175

Total cash equivalents and marketable securities	$50,204	$—	$(81)	$50,123

There were no cash equivalents or marketable securities at December 31, 2021. As of September 30, 2022, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three-months ended September 30, 2022.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Leases
On December 23, 2020, the Company entered into a
5-year
term lease agreement which commenced on January 1, 2021. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.1 million.
At September 30, 2022, the Company had operating lease liabilities of approximately $3.7 million and right-of-use
assets of approximately $3.3 million, which were included in the condensed consolidated balance sheets.
In connection with our strategic plan and workforce reduction (see note 4), the Company has consolidated its leased office space at its corporate headquarters location. Effective July 8, 2022, the Company has subleased substantially all of its remaining unused office space for a term of 18 months at a base rent of $50,000 per month.
The Company has not been legally released from its primary obligations under the original lease and subsequent amendments and, therefore, continues to account for the original lease according to Accounting Standard Codification (“ASC”) Topic 842, “Leases.” The Company records both fixed and variable payments received from the sublessee in its condensed consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense. Such payments received in the three and nine months ended September 30, 2022 were
$150,000. The Company also received a $50,000 deposit, recorded as a noncurrent liability in the condensed consolidated balance sheet at September 30, 2022.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the nine months ended September 30,
	2022	2021
Lease cost
Operating lease cost	$897	$216
Variable lease cost	—	—

Total operating lease expense	$897	$216

Other information
Operating cash flows from operating leases	$743	$216
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,169
Weighted-average remaining lease term – operating leases	3.3	4.3
Weighted-average discount rate – operating leases	8%	8%
As of September 30, 2022, future minimum payments during the remaining period and the next three years are as follows (in thousands):

Remaining period ended December 31, 2022	$304
Year ended December 31, 2023	1,261
Year ended December 31, 2024	1,284
Year ended December 31, 2025	1,336

Total	4,185
Less present value discount	(517)

Operating lease liabilities included in the condensed consolidated balance sheet at September 30, 2022	$3,668

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of September 30, 2022 and December 31, 2021, there were 21,189,769 shares and 21,057,560 shares, respectively, of common stock outstanding, and no shares of preferred stock outstanding.

Restricted Shares

A summary of restricted stock activity for the three and nine months ended September 30, 2022 and September 30, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	182,686	$0.045
Vested	(33,203)	—

Nonvested at March 31, 2022	149,483	$0.049
Vested	(27,493)	—

Nonvested at June 30, 2022	121,990	$0.052
Vested	(27,494)	—

Nonvested at September 30, 2022	94,496	$0.056

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2021	361,168	$0.036
Vested	(44,621)	—

Nonvested at March 31, 2021	316,547	$0.037
Vested	(44,620)	—

Nonvested at June 30, 2021	271,927	$0.041
Vested	(44,621)	—

Nonvested at September 30, 2021	227,306	$0.047

As of September 30, 2022, there was approximately $5,600 of unrecognized stock-based compensation related to restricted stock that will be amortized in 1.8 years.
Warrants
As of September 30, 2022, there were 3,295,000 private warrants to purchase common stock outstanding. No public warrants remain outstanding at September 30, 2022.
Each public warrant entitled the registered holder to purchase one-half
(1/2) of a share of common stock at a price of $
11.50
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
The previously outstanding public warrants and the private warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, “Derivatives and Hedging” (see Note 5). The remaining private warrants were determined to be liability classified in accordance with ASC 815, Derivatives and Hedging (see note 5).
NOTE 9. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of September 30, 2022, the Company had 4,542,924 shares of common stock reserved for issuance and 219,013 options to acquire common stock that are available to grant, under the 2020 Plan.
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

Stock option activity under the 2020 Plan is as follows (amounts in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,408	$18.74	9.2	$3
Options granted	1,881	4.13	10.0	—
Options cancelled	(965)	15.44	—	—

Outstanding at September 30, 2022	4,324	$13.12	7.8	$—

Options vested and exercisable at September 30, 2022	2,141	$18.08	6.3	$—

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
As of September 30, 2022, the Company had stock-based compensation of approximately $7.2 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 0.9 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022	2021
Exercise price	$4.13	$18.80
Expected term (years)	5.8	5.9
Volatility (annual)	83.6%	77.5%
Risk-free rate	2.5%	0.9%
Dividend yield (per share)	0%	0%
Total stock-based compensation expense recognized in the three and nine months ended September 30, 2022 and 2021 was as follows (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Research and development	$938	$4,000	$6,622	$11,078
General and administrative	905	2,075	3,841	6,349
Restructuring	447	—	447	—

Total stock-based compensation expense	$2,290	$6,075	$10,910	$17,427

NOTE 10. NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
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

The following table sets forth the computation of loss per share for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except per share number):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(16,879)	$(24,524)	$(51,724)	$(32,834)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,083	17,694	20,992	15,941

Net loss per common share, basic and diluted	$(0.80)	$(1.39)	$(2.46)	$(2.06)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amount in thousands):

	For the three and nine months ended September 30,
	2022	2021
Options outstanding	4,324	3,371
Warrants	3,295	3,295

Total	7,619	6,666

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Despite several decades of advances in targeted therapies, cancer continues to be the second leading cause of death in the United States population per the National Center for Health Statistics. Cancer is not a single disease but rather a constellation of maladies with each requiring a unique approach to vanquish it. Our vision is to address the unmet medical needs of patients with cancer with a diverse pipeline of targeted medicines. Our small molecule drug program includes enitociclib, which is a highly selective, clinical-stage
P-TEFb/CDK9
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

We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence, continue and expand our clinical trials. Our future expenses may vary significantly each period based on factors such as:

•

expenses incurred to conduct preclinical studies required to advance our product candidates into clinical trials, including the impact of factors such as inflation, the war in Ukraine, supply chain disruptions and health pandemics and epidemics, including COVID-19;

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended September 30,
	2022	2021	Amount Change
Operating expenses:
General and administrative	$4,525	$5,720	$(1,195)
Research and development	11,066	12,211	(1,145)
Restructuring	1,310	—	1,310

Total operating expenses	16,901	17,931	(1,030)

Loss from operations	(16,901)	(17,931)	1,030

Other income (expense)
Change in fair value of warrant liabilities	(79)	(6,606)	6,527
Interest income	204	—	204
Other income (expense)	(103)	13	(116)

Total other income	22	(6,593)	6,615

Net loss	$(16,879)	$(24,524)	$7,645

	For the nine months ended September 30
	2022	2021	Amount Change
Operating expenses:
General and administrative	$14,903	$17,206	$(2,303)
Research and development	40,779	27,743	13,036
Restructuring	2,469	—	2,469

Total operating expenses	58,151	44,949	13,202

Loss from operations	(58,151)	(44,949)	(13,202)

Other income (expense)
Change in fair value of warrant liabilities	6,334	12,102	(5,768)
Interest income	204	—	204
Other income (expense)	(111)	13	(124)

Total other income (expense)	6,427	12,115	(5,688)

Net loss	$(51,724)	$(32,834)	$(18,890)

Research and Development

Research and development expenses decreased by approximately $1.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease is the result of a decline in stock-based compensation expense of approximately $3.1 million. Excluding stock-based compensation expense, research and development expenses increased by approximately $2.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in manufacturing services of approximately $1.8 million associated with our ADC program. Research and development expenses increased by approximately $13.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase for the nine months ended September 30, 2022 compared to the same period in 2021 primarily relates to increases in manufacturing services of approximately $6.6 million, including the initiation of manufacturing associated with our ADC program, third party research and preclinical work of approximately $5.4 million, new employee salaries of approximately $2.6 million, and clinical services of approximately $1.0 million, partially offset by a decline in stock-based compensation of approximately $4.5 million.

General and Administrative

General and administrative expenses decreased by approximately $1.2 million and $2.3 million, respectively, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily as a result of declines in stock-based compensation expense of $1.2 million and $2.5 million for the three- and nine-month periods, respectively.

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

We have incurred approximately $1.3 million and $2.5 million of severance and related expenses for the three and nine months ended September 30, 2022, respectively. For each period, this includes approximately $0.5 million of stock-based compensation expense related to the acceleration of stock options to certain affected employees.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was primarily due to the decrease in the closing price of our common stock from $10.19 as of December 31, 2021 to $1.38 as of September 30, 2022.

Interest Income

Interest income is primarily comprised of interest income and gains or losses realized on cash, cash equivalents and marketable securities.

Other Income (Expense)

Other income (expense) is primarily comprised of foreign currency transaction gains or losses related to certain transactions with European third-party vendors.

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

We will also be responsible for significant payments to Bayer under the Bayer License Agreement. We paid Bayer an upfront license fee of $5.0 million following the closing of the Business Combination. In addition, we will also be responsible to Bayer for significant future contingent payments under the Bayer License Agreement upon the achievement of certain development and commercial sales milestones as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments will vary greatly depending on factors such as the particular licensed product, whether it involves a P-TEFb licensed product or a bioconjugation licensed product (and which bioconjugation program), the number of distinct disease indications, the number of different countries with respect to which the milestone is achieved and the level of net commercial sales, and it is therefore difficult to estimate the total payments that could become payable to Bayer and when those payments would be due. If we achieve all of the milestones for each of the countries and disease indications, we would be obligated to pay development and commercial milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, we could be required to pay aggregate milestone payments in excess of $1.0 billion. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. In addition to milestone payments, we are also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products.

We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. At September 30, 2022, we had approximately $66.0 million in cash, cash equivalents and marketable securities. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs and certain of the milestone payments under the Bayer License Agreement. In June 2022, our board of directors approved a strategic plan to prioritize and focus our resources on our ongoing enitociclib clinical studies for double-hit DLBCL and CLL and our next generation bioconjugation platform and to streamline and realign our resources, including a 33% workforce reduction, to support these prioritized studies and programs and extend our estimated cash runway. Based on our current business plans and assumptions, we believe our existing cash will enable us to fund our operating expenses and capital requirements into late 2024. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us, or at all, particularly in light of current economic or market conditions. We do not have any committed external source of funds. Market volatility resulting from COVID-19, inflation and other economic and market conditions, the war in Ukraine and other factors, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

Our business operations, and those of third parties with whom we conduct business, have been, and could continue to be, adversely affected by health pandemics and epidemics, including COVID-19, and by economic, business and political events, including inflation and the war in Ukraine. The extent to which these factors could continue to impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence. Management continues to evaluate the impact of these factors on our current operations and future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful and that these factors will not continue to have a negative effect on our financial position and results of its operations.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(45,787)	$(21,916)
Net cash used in investing activities	$(20,195)	$(5,250)
Net cash provided by financing activities	$242	$88,170

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

Net cash used in operating activities was approximately $45.8 million for the nine months ended September 30, 2022, consisting primarily of payments to clinical and manufacturing service providers, internal payroll costs and third-party professional services as we build our public company infrastructure and prepare for and conduct our clinical trials. Our net loss during the nine months ended September 30, 2022 was approximately $51.7 million, which included approximately $10.9 million related to stock-based compensation and offset by approximately $6.3 million related to the change in fair value of warrant liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 consisted of purchases of marketable securities of approximately $20.2 million. For the nine months ended September 30, 2021, net cash used in investing activities consisted of the $5.0 million milestone payment to Bayer under the Bayer License Agreement, as well as approximately $0.3 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds from the issuance of common stock from employee stock plans of approximately $0.2 million. For the nine months ended September 30, 2021, net cash provided by financing activities consisted of $47.5 million in private placement proceeds, net of transaction costs, and $40.7 million in proceeds from warrants exercised for cash, net of redemption cost.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative liabilities, accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with COVID-19 and the other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021. Other than described in note 2 to our condensed consolidated financial statements, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information on quantitative and qualitive disclosures about these market risks is set forth below.

Interest Rate Risk

Cash and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. As of September 30, 2022, we possess cash equivalents and short-term marketable securities. The short-term nature of these investments are not significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Bayer License Agreement imposes on us obligations relating to development, commercialization, funding, payment, diligence, intellectual property protection and other matters. We paid Bayer an upfront license fee of $5.0 million following the closing of the Business Combination. In addition, we are obligated to make significant future payments to Bayer upon the achievement of certain development and commercial sales milestones involving licensed products. The size and timing of these milestone payments will vary greatly depending on factors such as the particular licensed product, whether it involves a P-TEFb licensed product or a bioconjugation licensed product (and which bioconjugation program), the number of distinct disease indications, the number of different countries with respect to which the milestone is achieved and the level of net commercial sales, and it is therefore difficult to estimate the total payments that could become payable to Bayer and when those payments would be due. If we were to achieve all of the milestones for each of the countries and disease indications, we would be obligated to pay development and commercial milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, we could be required to pay aggregate milestone payments in excess of $1.0 billion. In addition to milestone payments, we are also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products. To the extent we are able to achieve any of these milestones, many of them would be achieved, and the related milestone payments owed, before we are able to generate sufficient revenues (or any revenues in the case of development milestones). Accordingly, we will need to obtain substantial additional funding in order to pay these milestones, and there can be no assurance that we will be able to obtain the necessary funding on acceptable terms or at all. If we are unable to raise the necessary additional funding, we would be in breach of the Bayer License Agreement, which if not cured would give Bayer the right to terminate the agreement or seek other remedies, which would have a significant and adverse effect on our business and our ability to develop and commercialize our current product candidates, raise capital or continue our operations.

Our preclinical development, clinical trials, manufacturing, supply chains and other operations and business activities, and the operations and business activities of third parties with whom we conduct business, including our contract manufacturers, contract research organizations, shippers, clinical trial sites and others, have been, and could continue to be, adversely affected by the effects of health pandemics and epidemics, including COVID-19.

Our business has been, and could continue to be, adversely affected by health pandemics and epidemics, including COVID-19, wherever we have clinical trial sites or other business operations. In addition, health pandemics and epidemics could cause significant disruption in the operations of third-party manufacturers, contract research organizations, shippers, clinical trial sites and other third parties upon whom we rely. For example, COVID-19 presented a substantial public health and economic challenge around the world and affected, and could continue to affect, employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions, including those in which we and the third parties on whom we rely conduct operations, imposed, and in the future could again impose, “shelter-in-place,” quarantines or similar orders or restrictions to control the spread of COVID-19. These measures negatively impacted our productivity, disrupted our business, delayed our preclinical and clinical programs and timelines and limited our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations, now or in the future, could negatively impact our business, operating results and financial condition.

We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders and restrictions, staffing shortages and other disruptions in operations, whether related to COVID-19 or other health pandemics or epidemics, have impacted, and could continue to impact, personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which has impacted, and could continue to impact, our supply chain. For example, any manufacturing supply interruption of any product candidate could adversely affect our ability to conduct ongoing and future clinical trials of such product candidate. In addition, delays, closures and other disruptions of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.

If our relationships with our suppliers or other vendors are delayed, scaled back or terminated as a result of health pandemics or epidemics, including COVID-19, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays could generally occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. See “Risks Related to Our Dependence on Third Parties.”

In addition, our clinical trials have been, and could continue to be, affected by COVID-19 or future health pandemics or epidemics. Clinical site initiation and patient enrollment have been, and could continue to be, delayed due to staffing shortages, prioritization of hospital resources toward the treatment and management of patients impacted by the pandemic or epidemic, concerns among patients about participating in clinical trials during a health pandemic or epidemic or public health measures imposed by governmental authorities in the countries and regions in which the clinical sites are located. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines or other restrictive measures impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.

We are dependent in large part on the success of our lead product candidate, enitociclib, which is currently in clinical trials. If we are unable to complete development of, successfully complete clinical trials, obtain approval for and commercialize enitociclib in a timely manner, our business will be harmed.

Our future success is dependent in large part on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize enitociclib, our lead product candidate. We believe our highly selective CDK9 inhibitor, enitociclib, is differentiated from other CDK9 inhibitor technologies being developed by our competitors and are investing significant efforts and financial resources in the research and development of enitociclib. We are conducting a Phase 1 trial of enitociclib as a monotherapy in patients with double-hit DLBCL, Richter syndrome and CLL and in combination with BTKi in patients with CLL. Enitociclib will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote enitociclib, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Enitociclib is a novel P-TEFb/CDK9 inhibitor and its potential therapeutic benefit is unproven. While several CDK9 inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting CDK9 for the treatment of cancers, and as a result, the regulatory pathway for enitociclib may present novel issues that could cause delays in development or approval. While results from preclinical data and early clinical trials of enitociclib have shown tolerable side effects and a reduction in MCL1 and MYC mRNA, enitociclib may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for enitociclib in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although Bayer has evaluated enitociclib in preclinical studies and in early-stage clinical trials, enitociclib has not yet advanced into a large-scale, pivotal clinical trial for any indication. Positive results from early-stage clinical trials are not necessarily predictive of the results of planned clinical trials of enitociclib. If we cannot replicate the positive results from Bayer’s Phase 1 clinical trials in our clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize enitociclib. As a result, our focus on exploring P-TEFb/CDK9 inhibition may fail to result in the identification of viable additional indications for enitociclib. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize enitociclib, raise capital, expand our business or continue our operations.

VIP943, VIP924 and VIP236 are part of a novel bioconjugation platform, and their potential therapeutic benefits are unproven. These product candidates are still in the preclinical phase, and we may never be successful in conducting clinical trials or obtaining marketing approval for any of these product candidates. While several bioconjugation and ADC candidates are under development by other companies, there is currently no approved bioconjugation therapy using our proprietary cytotoxin (an optimized CPT payload derived from SN38, a well-known cytotoxic drug and active metabolite of irinotecan) or an ADC using KSPi and CellTrapper. We may uncover a previously unknown risk associated with KSPi or our optimized CPT payload, our CellTrapper technology may not be as impermeable as initial testing suggests, our linker technology may not be as effective as initial testing suggests, or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional preclinical and clinical testing. While results from preclinical trials of VIP943, VIP924 and VIP236 in mouse xenograft models have shown proof-of-concept for each, VIP943, VIP924 and VIP236 may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. If the KSPi warhead or optimized CPT payload that we use is not safe in certain product candidates, we would be required to abandon or redesign all of our current lead ADC or SMDC product candidates. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of VIP943, VIP924 and VIP236 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although Bayer has evaluated VIP943, VIP924 and VIP236 in preclinical studies, VIP943, VIP924 and VIP236 have not yet advanced into clinical-stage trials for any indication. Positive results from preclinical trials are not necessarily predictive of the results of planned clinical trials of VIP943, VIP924 and VIP236.

We rely in part on the clinical trial data provided by Bayer in assessing the viability of enitociclib, and such clinical trial data has not been verified by us or any independent third parties.

We currently license enitociclib from Bayer pursuant to the Bayer License Agreement. Our present development involving enitociclib relies in part upon previous clinical trials conducted by Bayer or other third parties over whom we had no control and before we in-licensed enitociclib. We are relying on the results of unaudited clinical trial data from investigator reports that are subject to change. As is typical for Phase 1 studies, such as enitociclib, no independent review committee has reviewed the data. Furthermore, if we are unable to replicate the results from Bayer’s clinical trials in our clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize enitociclib. Although we are not currently aware of any such problems, any problems that emerge with clinical development conducted prior to our in-licensing may affect future results or our ability to document prior development and to conduct clinical trials, which could delay, limit, increase the cost of or prevent regulatory approval for enitociclib.

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

If the market opportunity for any product candidate that we or our strategic partners develop is smaller than we believe, our revenue may be adversely affected, and our business may suffer.

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

•

slower than anticipated rates of patient recruitment and enrollment, or not reaching the targeted number of patients, because of competition for patients from other trials, difficulty identifying patients with our proposed indications, the impact of COVID-19 or other health pandemics or epidemics, limited or no availability of coverage, reimbursement or adequate payment from health maintenance organizations and other third-party payors for the use of agents used in our clinical trials or other reasons;

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

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large, controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unavailability of clinical trial supplies.

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

In June 2022, we implemented certain workforce and cost reduction measures in connection with our strategic plan, and there can be no assurance that such measures will not adversely affect our business.

In June 2022, our board of directors approved a strategic plan to prioritize and focus our resources on our ongoing enitociclib clinical studies for double-hit DLBCL, Richter syndrome and CLL and our next generation bioconjugation platform and streamline and realign our resources to support these prioritized studies and programs. This plan included a reduction in our full-time employees by 33% and other cost reduction measures. There can be no assurance that these workforce and cost reduction measures will not delay or otherwise negatively impact the execution of our business plan or disrupt our operations, which would adversely affect our business and our ability to achieve our business objectives.

The failure to attract and retain skilled personnel and key relationships could impair our drug development and commercialization efforts.

Our business is highly dependent on our ability to attract and retain our senior management personnel and key clinical, scientific, research, technical and other personnel. There is currently intense competition for executives and employees with these skills and expertise. This competition is likely to continue, and our recent workforce reduction could negatively impact our ability to compete effectively for such personnel. The loss of the services of our key personnel or the inability to attract and retain sufficient managerial, clinical, scientific, technical, research and other personnel may delay or prevent the achievement of our drug development and other business objectives and could have a material adverse effect on our business. We also rely on consultants and advisors to assist us in formulating and implementing our business objectives. Our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to our business and operations.

We or the third parties upon whom we depend may be adversely affected by natural disasters, health epidemics and other natural or man-made accidents or incidents, including the impact of climate change, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, health pandemic or epidemic (such as COVID-19), power shortage, telecommunication failure, war (such as the war in Ukraine) or other natural or man-made accidents or incidents, including the impact of climate change, that result in us being unable to fully use our facilities, or those of our third-party contract manufacturers, or conduct our preclinical studies or clinical trials, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating condition. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or the interruption of our business operations.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through the sale of our equity securities. Our losses have resulted principally from expenses incurred in connection with licensing our product candidates from Bayer, raising capital, building our management team and business infrastructure and conducting preclinical studies and early clinical trials. Our lead product candidate, enitociclib, is in Phase 1 clinical trials, and we intend to continue its clinical development in patients with double-hit DLBCL, Richter syndome and CLL to obtain clinical proof-of-concept in indications with unmet medical needs. Our lead bioconjugation product candidates, VIP943, VIP924 and VIP236, are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and are able to generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, need to raise additional capital and ability to achieve and maintain profitability.

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

As of September 30, 2022, we had approximately $66.0 million in cash, cash equivalents and marketable securities. We intend to use our existing capital to advance and expand our preclinical and clinical programs, including to fund additional monotherapy and combination clinical studies for our product candidates, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs and for working capital and other general corporate purposes. In June 2022, our board of directors approved a strategic plan to prioritize and focus our resources on our ongoing enitociclib clinical studies for double-hit DLBCL, Richter syndrome and CLL and our next generation bioconjugation platform and to streamline and realign our resources, including a 33% workforce reduction, to support these prioritized studies and programs and extend our estimated cash runway. Based on our current business plans and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into late 2024. Our estimate as to how long we expect our existing cash to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution. Raising additional funds through debt financing may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, development programs or product candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic and market conditions. We do not have any committed external source of funds. Market volatility resulting from COVID-19, inflation and other economic and market conditions, the war in Ukraine or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical programs, clinical trials or future commercialization efforts.

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

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our clinical trials or we may be required to abandon the clinical trials or our development efforts of that product candidate altogether. We, the FDA or other comparable regulatory authorities or an Institutional Review Board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those jurisdictions. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports and registration, as well as on-going compliance with cGMP requirements and good clinical practices for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislative, administrative or executive action, either in the United States or abroad. Such actions could impact our business and industry, including by imposing significant burdens on, or otherwise materially delaying, the FDA’s and other regulatory authorities’ ability to engage in regulatory and oversight activities. If these actions impose constraints on FDA’s or other regulatory authorities’ ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialization of such product candidates, could increase the cost of development of such product candidates and could harm our competitive position in the marketplace.

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

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. Other jurisdictions, such as Europe, have similar laws. These laws include false claims and anti-kickback statutes. Anti-kickback laws make it illegal for a manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of a product. The U.S. government has published many regulations relating to the anti-kickback statutes, including numerous safe harbors or exemptions for certain arrangements. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors including Medicare and Medicaid, claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

Our activities relating to the sale and marketing of our products will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether or not our activities comply with these complex legal requirements. Violations are punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the product from coverage under governmental healthcare programs, including Medicare and Medicaid. If U.S. or foreign governments were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, for violations of any of these legal requirements, this could have a material adverse effect on our business, including our stock price. Our activities could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations, the difficulties in interpreting and applying these legal requirements, and the high degree of prosecutorial resources and attention being devoted to the biopharmaceutical industry and healthcare fraud by law enforcement authorities. During the last few years, numerous biopharmaceutical companies have paid multi-million dollar fines and entered into burdensome settlement agreements for alleged violation of these requirements, and other companies are under active investigation. Although we have developed and implemented corporate and field compliance programs as part of our commercialization efforts, we cannot assure you that we or our employees, directors or agents were, are or will be in compliance with all laws and regulations or that we will not come under investigation, allegation or sanction.

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

Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the Foreign Corrupt Practices Act. Recently, the SEC and Department of Justice have increased their Foreign Corrupt Practices Act enforcement activities with respect to pharmaceutical companies. There is no certainty that our employees, agents, contractors or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. While we have implemented codes of conduct and other policies and controls to mitigate the risk of non-compliance with anti-corruption and anti-bribery laws, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions stemming from a failure to comply with these laws or regulations. Violations of these laws and regulations could result in, among other things, administrative, civil and criminal fines and sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, exclusion from participation in federal healthcare programs including Medicare and Medicaid, implementation of compliance programs, integrity oversight and reporting obligations and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

The processes for manufacturing our product candidates, particularly our bioconjugation product candidates, are very complex and take significant time and resources to develop and implement. In addition, our supply chain of raw materials, consumables, intermediates, drug substances and drug products for use in our clinical trials and, if approved by regulatory authorities, commercialization rely on a worldwide supply chain. We do not currently operate our own manufacturing facilities or have our own manufacturing capabilities for clinical or commercial production of our product candidates under development and intend to initially rely on third-party manufactures for any such manufacturing. Third-party manufacturers that have the capabilities, processes and expertise that we need for our product candidates and that can meet our quality standards may be difficult to identify or retain, and even if retained, such third-party manufacturers may not be able to be able to perform the manufacturing services we require within our planned timeframes. We anticipate relying on a limited number of third-party manufacturers until such time, if any, as we decide, to expand our operations to include manufacturing capabilities.

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

Certain of our key third-party manufacturers are located in the European Union, which is now experiencing the direct impact of the war in Ukraine on supply chains and other economic matters, including inflation. Such third-party manufacturers may implement and certain of such manufacturers have begun to implement price increases that could negatively impact our ability to afford such manufacturing services.

Any inability to identify, afford and retain third-party manufacturers or any performance failure on the part of such manufacturers, or a disruption in our supply chain as a result of political unrest, the war in Ukraine, trade disputes, natural disasters, pandemics and other health epidemics, climate change or otherwise, could delay the development, clinical trials, regulatory approval or commercialization of our product candidates, which would harm our business and prospects.

If we fail to enter into and maintain successful collaborative arrangements or strategic alliances for our product candidates, we may have to reduce or delay our product candidate development or increase our expenditures.

An important element of our strategy for developing, manufacturing and commercializing our product candidates is entering into collaborative arrangements or strategic alliances with pharmaceutical companies, research institutions or other industry participants to advance our programs and enable us to maintain our financial and operational capacity. We face significant competition in seeking appropriate collaborations and alliances. We may not be able to negotiate such collaborations or alliances on acceptable terms, if at all. In addition, such collaborations or alliances may be unsuccessful. If we fail to create and maintain suitable collaborations or alliances, we may have to limit the size or scope of, or delay, one or more of our research or development programs. In addition, these kinds of collaborative arrangements and strategic alliances may place certain aspects of the development of our product candidates outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

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

As product candidates proceed through preclinical and clinical trials towards potential approval and commercialization, various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way to optimize processes and results or due to other factors. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our current or future product candidates to perform differently and affect the costs, results or timing of planned preclinical or clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of preclinical studies or clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of product candidates or jeopardize our ability to commence sales and generate revenue.

Due to our intention to rely in part on contract research organizations and other third parties to conduct clinical trials, we may be unable to directly control the timing, conduct and expense of all aspects of our clinical trials.

We intend to rely in part on contract research organizations, electronic data capture companies, data management companies, contract clinical research associates, medical institutions, clinical investigators, contract laboratories and other third parties to assist us in conducting clinical trials and obtaining regulatory approvals for our product candidates. In addition, we intend to rely in part on third parties to assist with our preclinical development of product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, need to be replaced or the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

In addition, the Bayer License Agreement under which we license our core intellectual property and technology is complex, and certain provisions in the agreement may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidate, which could have a material adverse effect on our business and prospects.

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

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our business and prospects.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of our licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business and prospects.

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

For biologics subject to approval by the FDA via a BLA, such as VIP943 and VIP924, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell biosimilar or interchangeable versions of brand name biological products. If a biosimilar applicant successfully challenges our asserted patent claims, it could result in the invalidation of, or render unenforceable, some or all our relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend our intellectual property rights are complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could limit our ability to prevent third parties from competing with VIP943 and VIP924 or any future biological product candidates.

We may be involved in lawsuits to protect or enforce our patents or our licensors’ patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents or our licensors’ patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patents or the patents of our licensors is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation, and prior art could render our patents or our licensors’ patents invalid. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents or our licensors’ patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim.

If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patent and patent applications of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business and prospects. Moreover, the issuance of a patent does not necessarily give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

During any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business and prospects.

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

The Leahy-Smith America Invents Act of 2011 includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith America Invents Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either file any patent application related to our product candidates or invent any of the inventions claimed in the patents or patent applications.

The Leahy-Smith America Invents Act also includes several significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

Obtaining and enforcing patents in the pharmaceutical industry involve a high degree of technological and legal complexity. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property, increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents and weaken our ability to obtain new patents or to enforce our existing patents and the patents we might obtain or license in the future.

We may be subject to claims challenging the inventorship or ownership of our licensor’s patents, our patents and other intellectual property.

We may also be subject to claims that former employees or other third parties have an ownership interest in our licensor’s patents, our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our patents or in-licensed patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984. The Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the federal and state laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution, maintenance or enforcement of our patent applications or issued patents or those of any current or future licensors. For example, United States and foreign government actions related to Russia’s invasion of Ukraine have limited and prevented the filing, prosecution and maintenance of patent applications and issued patents in Russia, and actions by the Russian government allow Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. These actions could adversely affect our business.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our licensor’s patents and/or applications and those that we own. We rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with many procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks like ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Our efforts to enforce or protect our proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources. If we are unable to enforce and protect our trademarks and tradenames and establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business and prospects could be adversely affected.

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

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

We may be subject to claims that we or our employees, agents or consultants have wrongfully used or disclosed alleged confidential information or trade secrets.

We have entered and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, contract research organizations, third-party manufacturers, consultants, advisors, potential partners and other third parties. In addition, we may engage employees, agents and consultants to assist us in the development of our product candidates who were previously employed at, or have previously provided or are currently providing services to, other pharmaceutical companies including our competitors or potential competitors. We may become subject to claims or litigation where a third party asserts that we or our employees, agents or consultants inadvertently or otherwise used or disclosed trade secrets or other information proprietary to such third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion from our business, and we cannot predict whether we would prevail in any such actions. In addition, third parties making claims against us may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity, result in the disclosure of our confidential information as a result of discovery and adversely impact our ability to market or otherwise commercialize our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business and prospects. Even if we are successful in defending against these claims, such litigation could result in substantial costs and be a distraction to our management team and other employees.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development or commercialization of our product candidates. in which case we would be required to obtain a license from these third parties on commercially reasonable terms. Such a license may not be available, or it may not be available on commercially reasonable terms. Our business would be harmed if we are not able to obtain such a license on commercially reasonable terms or at all or if a non-exclusive license is offered and our competitors gain access to the same technology. In addition, even if we are able to obtain such a license, we may not have control over, nor the ability to provide input with respect to, the prosecution, maintenance or enforcement of the patents that we license, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.

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

•	result in costly litigation that may cause negative publicity or, if we were found to be infringing willfully, result in treble damages;

•

require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;

•	cause development delays;

•	prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	subject us to significant liability to third parties; or

•	divert the time and attention of our technical personnel and management.

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

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business and prospects.

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Even if resolved in our favor, these legal proceedings could distract our technical and management personnel from their normal responsibilities and may cause us to incur significant expenses, which could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. In addition, we may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. There could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. If we do not prevail in the patent proceedings, such third parties may assert a claim of patent infringement directed at our technology or product candidates which could have a material adverse effect on our business and prospects.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization progress and capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business and prospects.

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

Should any of these events occur, it could significantly harm our business and prospects.

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

There are numerous factors that can influence our stock price volatility and trading volume, some of which are beyond our control. These factors could include:

•	our ability to develop or commercialize products;

•	results of our clinical trials and nonclinical studies;

•	our capital requirements and capital raising activities, such as issuances of securities or the incurrence of debt;

•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the oncology industry in general;

•	operating and share price performance of other companies that investors deem comparable to us;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements and obtain regulatory approvals;

•	our ability to obtain and maintain proprietary protection for our current and future product candidates;

•	commencement of, or involvement in, litigation involving us;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of shares of common stock by our directors, executive officers or significant stockholders, or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, inflation, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Pursuant to the Voting and Support Agreement entered into among the Legacy Holders and certain other stockholders in connection with the Business Combination (the “Voting Agreement”), the Legacy Holders, including Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, have the right to designate seven of the nine members to our board of directors, and the stockholders who are parties to the Voting Agreement, who beneficially owned, as of October 31, 2022, approximately 32% of our outstanding common stock, have agreed to vote for such designees. As a result, the Legacy Holders have the ability to exercise significant influence over the election of our board of directors, which in turn may create issues if and to the extent our interests and those of these stockholders diverge. We have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of such directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If we fail to meet the continued listing requirements and Nasdaq delists our common stock, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

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

Any of the foregoing could harm investor confidence and the market price of our common stock.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our operating results fail to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock or change their opinion, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Future sales of shares of our common stock may depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

As of October 31, 2022, private warrants to purchase 3,295,000 shares of common stock were outstanding. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such private warrants are exercised or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers and other affiliates, and certain of such shares are eligible for sale in the public market under our currently effective Registration Statement on Form S-3. In addition, in September 2021, we sold 3,500,000 shares of our common stock to certain investors in a private placement, and certain of such shares are available for resale under our Registration Statement on Form S-3. Sales, or potential sales, of substantial numbers of shares in the public market could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.

As a public company, we face increased expenses and administrative burdens, which could have an adverse effect on our business, financial condition and results of operations.

As a public company, we face increased legal, accounting, administrative and other costs and expenses. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements results in increased costs and makes certain activities more time-consuming, including expenses associated with SEC reporting requirements. In addition, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs in rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It is also more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase our legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought solely and exclusively in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation. In addition, our Certificate of Incorporation and our Bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

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

As of October 31, 2022, Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, beneficially owned, directly or indirectly, approximately 16% of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 22% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation and approval of significant corporate transactions. In addition, certain of these individuals are party to the Voting Agreement, pursuant to which the parties to the Voting Agreement have the right to nominate all of the members of our board of directors and the obligation to vote for such nominees. This could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult without the support of these stockholders.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we will be required to provide management’s attestation on internal controls in the future under Section 404(a) of the Sarbanes-Oxley Act. Management may not be able to effectively and timely implement controls and procedures that adequately respond to these increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company and may not be able to effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs.

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

We identified a material weakness in our internal control over financial reporting related to the accounting and reporting for certain of our private warrants. Although management has concluded that this material weakness was remediated during 2021, any future material weaknesses or other inability to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price and ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements and covenants regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition. We can provide no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

Exhibit No.	Description

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2021).

10.1	Consulting Agreement dated August 19, 2022 with LifeSci Consulting, LLC.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VINCERX PHARMA, INC.

Date: November 10, 2022	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: November 10, 2022	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer