Form 10-Q
period 2023-03-31
Vincerx Pharma, Inc.
filed 2023-05-11
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2023, there were 21,245,842 shares of the registrant’s common stock outstanding.

i

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. When used in this report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “forecast,” “goal,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “suggests,” “scheduled,” “target,” or “will,” and similar expressions are intended to identify forward-looking statements, and include but are not limited to:

•	our future financial and business performance;

•	strategic plans for our business and product candidates;

•	our ability to develop or commercialize products;

•	the expected results and timing of clinical trials and nonclinical studies;

•	our ability to comply with the terms of the Bayer License Agreement;

•	developments and projections relating to our competitors and industry;

•	our expectations regarding our ability to obtain, develop, and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our future capital requirements and sufficiency of available cash, including our expected cash runway, and the timing of those requirements, and sources and uses of cash;

•	our ability to obtain funding for our operations;

•	the impact of our strategic prioritization and cost reduction measures;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	our business, expansion plans, and opportunities; and

•	changes in applicable laws or regulations.

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with preclinical or clinical development and trials, including clinical trials conducted prior to our in-licensing;

•	risks related to the rollout of our business and the timing of expected business milestones;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture, and commercialize product candidates;

•	general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets;

•	changes in applicable laws or regulations;

•	the impact of natural disasters, including climate change, and the impact of health pandemics and epidemics, including COVID-19, on our business;

•	the size and growth potential of the markets for our products, and our ability to serve those markets;

•	market acceptance of our planned products;

•	our ability to raise capital;

•	the possibility that our business may be adversely affected by other economic, business, political, or competitive factors, including the impact of inflation and the war in Ukraine; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report. These forward-looking statements made by us in this report speak only as of the date of this report. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, Annual Report on Form 10-K for the year ended December 31, 2022, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Part II, Item 1A of this report, “Risk Factors,” before deciding whether to invest in our company.

•

We rely on the Bayer License Agreement to provide rights to the core intellectual property relating to all of our current product candidates, which agreement imposes significant payment and other obligations on us. Any failure by us to perform our obligations under the Bayer License Agreement could give Bayer AG (“Bayer”) the right to terminate or seek other remedies under the agreement, and any termination or loss of important rights under the Bayer License Agreement would significantly and adversely affect our ability to develop and commercialize VIP236, VIP943, VIP924, enitociclib (formerly VIP152), and our other current product candidates, raise capital or continue our operations.

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

•

We are substantially dependent on the success of VIP236, VIP943, and enitociclib, our lead product candidates. If we are unable to complete development of, obtain approval for, and commercialize these lead product candidates in a timely manner, our business will be harmed.

•

We are at an early stage in development efforts for our product candidates, and we may not be able to successfully develop, manufacture, complete clinical trials, and commercialize our product candidates on a timely basis or at all.

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

•	Even if approved, our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

•	If the market opportunity for any product candidate that we develop is smaller than we believe, our revenue may be adversely affected, and our business may suffer.

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

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,489	$11,663
Restricted cash	70	70
Short-term marketable securities	35,279	40,796
Prepaid expenses	807	134
Other current assets	3,362	3,301

Total current assets	44,007	55,964
Right-of-use assets, net	2,923	3,064
Property, plant and equipment, net	164	177
Other assets	354	81

Total assets	$47,448	$59,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,173	$4,065
Accrued expenses	3,355	3,923
Lease liability	1,058	1,024
Common stock warrant liabilities	126	144

Total current liabilities	10,712	9,156
Lease liability, net of current portion	2,220	2,412
Other noncurrent liabilities	50	50

Total liabilities	12,982	11,618

Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 21,245,842 shares and 21,242,884 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	170,108	169,030
Accumulated other comprehensive income (loss)	35	(26)
Accumulated deficit	(135,679)	(121,338)

Total stockholders’ equity	34,466	47,668

Total liabilities and stockholders’ equity	$47,448	$59,286

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended March 31,
	2023	2022
Operating expenses:
General and administrative	$4,512	$5,656
Research and development	10,587	15,971

Total operating expenses	15,099	21,627

Loss from operations	(15,099)	(21,627)

Other income (expense)
Change in fair value of warrant liabilities	18	5,211
Interest income	466	—
Other income (expense)	274	(8)

Total other income (expense)	758	5,203

Net loss	(14,341)	(16,424)
Other comprehensive income:
Net foreign currency translation gain	30	15
Net unrealized gain on marketable securities	31	—

Comprehensive loss	$(14,280)	$(16,409)

Net loss per common share, basic and diluted	$(0.68)	$(0.79)

Weighted average common shares outstanding, basic and diluted	21,188	20,896

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)
(
in thousands
)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	21,243	$2	$169,030	$(26)	$(121,338)	$47,668
Issuance of common stock from employee stock plans	3	—	3	—	—	3
Stock-based compensation	—	—	1,075	—	—	1,075
Cumulative translation adjustment	—	—	—	30	—	30
Unrealized gain on marketable securities	—	—	—	31	—	31
Net loss	—	—	—	—	(14,341)	(14,341)

Balance as of March 31, 2023	21,246	$2	$170,108	$35	$(135,679)	$34,466

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	21,057	$2	$156,311	$(21)	$(55,971)	$100,321
Stock-based compensation	—	—	5,258	—	—	5,258
Cumulative translation adjustment	—	—	—	15	—	15
Net loss	—	—	—	—	(16,424)	(16,424)

Balance as of March 31, 2022	21,057	$2	$161,569	$(6)	$(72,395)	$89,170

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(14,341)	$(16,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	14
Stock-based compensation	1,075	5,258
Amortization of right-of-use assets	141	216
Change in fair value of warrant liabilities	(18)	(5,211)
Net amortization of discounts on marketable securities	(337)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(734)	(1,234)
Other assets	(273)	(214)
Accounts payable	2,108	1,367
Accrued expenses	(568)	1,336
Lease liabilities	(158)	(136)

Net cash used in operating activities	(13,092)	(15,028)

Cash Flows from Investing Activities:
Purchases of marketable securities	(4,192)	—
Sales and maturities of marketable securities	10,077	—

Net cash provided by investing activities	5,885	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock from employee stock plans	3	—

Net cash provided by financing activities	3	—

Effect of exchange rate changes on cash, cash equivalents , and restricted cash	30	17

Net decrease in cash, cash equivalents , and restricted cash	(7,174)	(15,011)
Cash, cash equivalents , and restricted cash at beginning of the period	11,733	111,564

Cash, cash equivalents , and restricted cash at end of the period	$4,559	$96,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
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
and by economic, business, and political events, including inflation and the war in Ukraine. The extent to which these factors could continue to impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence. Management continues to evaluate the impact of these factors on the Company’s current operations and future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful and that these factors will not have a negative effect on the Company’s financial position and results of its operations.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the rules and regulations of the SEC. They include the accounts of Vincerx and its wholly-owned subsidiaries VNRX Corp, Vincerx Pharma GmbH, and Vincerx Pharma Australia Pty Limited. All intercompany accounts and transactions have been eliminated. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 as filed with the SEC on March 28, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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

Reclassifications
Certain previously reported financial information has been reclassified to conform to the current period presentation. The impact of reclassifications was not significant to the prior year’s overall presentation.
Significant Accounting Policies
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
The Company’s future product candidates will require approvals from the FDA and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed, or the Company was unable to maintain approval for any product candidate, it could have a material adverse impact on the Company.
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
German Grant Income
The Company recognizes grant income in the period when the underlying eligible expenses are incurred. The German government grant program provides for tax refunds or direct reimbursements of eligible research expenses of up to 1.0 million euros per year over a period of six years. The grant was approved in 2022 and is retroactive to 2021. Grant income for the three months ended March 31, 2023 has been recorded in other income (expense), net on the Company’s condensed consolidated statements of operations and comprehensive loss. The corresponding receivable is included within other current assets or other assets on the Company’s condensed consolidated balance sheet depending upon expectations for collection within 12 months of the balance sheet date.

There have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form
10-K.
NOTE 3. BAYER LICENSE
On October 7, 2020, the Company entered into the Bayer License Agreement, which became effective on December 23, 2020 upon the closing of the Business Combination. Pursuant to the Bayer License Agreement, the Company has an exclusive, worldwide, royalty-bearing license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense, and distribute (i) a clinical-stage small molecule drug platform, including a
P-TEFb
inhibitor compound, and (ii) a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule drug conjugates.
Following the closing of the Business Combination, the Company paid Bayer a $5.0 million upfront license fee on January 5, 2021. As of December 31, 2022, the Company recorded a $1.0 million development milestone payable to Baye
r, which remains outstanding as of March 31, 2023, in c
onnection with the Company’s IND filing for VIP236. Each of these milestone obligations were expensed as incurred.
If the Company achieves all of the development and commercial sales milestones for license products under the Bayer License Agreement for each of the countries and disease indications, the Company would be obligated to pay milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, the Company could be required to pay aggregate milestone payments in excess of $1.0 billion. In addition to milestone payments, the Company is also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products.
NOTE 4. FAIR VALUE MEASUREMENT
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$1,308	$—	$—	$1,308
Short-term marketable securities:
Commercial paper	—	10,086	—	10,086
U.S. government agency securities	—	15,892	—	15,892
Corporate debt securities	—	9,301	—	9,301

Total cash equivalents and marketable securities	$1,308	$35,279	$—	$36,587

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$2,266	$—	$—	$2,266
Commercial paper	—	4,496	—	4,496
Corporate debt securities	—	3,032	—	3,032
Short-term marketable securities:
Commercial paper	—	15,587	—	15,587
U.S. government treasuries	1,005	—	—	1,005
U.S. government agency securities	—	16,069	—	16,069
Corporate debt securities	—	8,135	—	8,135

Total cash equivalents and marketable securities	$3,271	$47,319	$—	$50,590

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets between Level 1, Level 2, or Level 3 during the three-month period ended March 31, 2023.

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$126	$126

Total fair value	$—	$—	$126	$126

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$144	$144

Total fair value	$—	$—	$144	$144

The estimated fair value of the warrant liability for the private warrants at March 31, 2023 and December 31, 2022 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its ordinary shares based on its historical volatility for a time period that approximates the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. There were no changes to the number of private warrants underlying the Level 3 financial instruments during the three months ended March 31, 2023. There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2023 and 2022.
The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2023	$144
Change in fair value	(18)

Balance – March 31, 2023	$126

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2023 and December 31, 2022 is as follows:

	As of March 31, 2023	As of December 31, 2022
Stock price	$1.04	$1.02
Exercise price	$11.50	$11.50
Option term (years)	2.7	3.0
Volatility (annual)	74.8%	73.7%
Risk-free rate	3.8%	4.1%
Dividend yield (per share)	0%	0%
NOTE 5.
AVAILABLE-FOR-SALE
SECURITIES
All marketable securities were considered
available-for-sale
at March 31, 2023. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at March 31, 2023 are summarized in the table below (amounts in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Assets:
Short-term marketable securities:
Commercial paper	$10,094	$—	$(8)	$10,086
U.S. government agency securities	15,917	—	(25)	15,892
Corporate debt securities	9,311	—	(10)	9,301

Total marketable securities	$35,322	$—	$(43)	$35,279

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Assets:
Short-term marketable securities:
Commercial paper	$15,608	$—	$(21)	$15,587
U.S. government treasuries	1,007	—	(2)	1,005
U.S. government agency securities	16,105	—	(36)	16,069
Corporate debt securities	8,149	—	(14)	8,135

Total marketable securities	$40,869	$—	$(73)	$40,796

As of March 31, 2023, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three-months ended March 31, 2023.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Leases
On December 23, 2020, the Company entered into a five-year term lease agreement which commenced on
January 1, 2021
. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.2 million.
At March 31, 2023, the Company had operating lease liabilities of approximately $3.3 million and right-of-use
assets of approximately $2.9 million, which were included in the condensed consolidated balance sheets.
In connection with the Company’s strategic plan and workforce reduction in 2022, the Company consolidated its leased office space at its corporate headquarters location. Effective July 8, 2022, the Company subleased substantially all of its remaining unused office space for a term of 18 months at a base rent of $50,000 per month. The Company has not been legally released from its primary obligations under the original lease and subsequent amendments and, therefore, continues to account for the original lease according to Accounting Standard Codification (“ASC”) Topic 842, “Leases.” The Company records both fixed and variable payments received from the sublessee in its condensed consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense. Such payments received in the three months ended March 31, 2023 were $150,000. The Company also received a $50,000 deposit, recorded as a noncurrent liability in the condensed consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the three months ended March 31,
	2023	2022
Lease cost
Operating lease cost	$299	$299
Variable lease cost	—	—

Total operating lease expense	$299	$299

Other information
Operating cash flows from operating leases	$317	$219
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Weighted-average remaining lease term – operating leases	2.8	3.8
Weighted-average discount rate – operating leases	8%	8%

As of March 31, 2023, future minimum payments during the remaining period and the next three years are as follows (in thousands):

Remaining period ended December 31, 2023	$949
Year ended December 31, 2024	1,320
Year ended December 31, 2025	1,372
Year ended December 31, 2026	28

Total	3,669
Less present value discount	(391)

Operating lease liabilities included in the condensed consolidated balance sheet at March 31, 2023	$3,278

NOTE 7. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of March 31, 2023 and December 31, 2022, there were 21,245,842 shares and 21,242,884 shares, respectively, of common stock outstanding, and no shares of preferred stock outstanding.
Restricted Stock
A summary of restricted stock activity for the three months ended March 31, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	67,002	$0.065
Vested	(16,396)	—

Nonvested at March 31, 2023	50,606	$0.074

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	182,686	$0.045
Vested	(33,203)	—

Nonvested at March 31, 2022	149,483	$0.049

As of March 31, 2023, there was approximately $3,900 of unrecognized stock-based compensation related to restricted stock that will be amortized in 1.2 years.
Warrants
As of March 31, 2023, there were 3,295,000 private warrants to purchase common stock outstanding. No public warrants remain outstanding at March 31, 2023.
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
The previously outstanding public warrants and the private warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, “Derivatives and Hedging” (see Note 4). The remaining private warrants were determined to be liability classified in accordance with ASC 815, “Derivatives and Hedging” (see Note 4).
NOTE 8. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of March 31, 2023, the Company had 5,600,152 shares of common stock reserved for issuance, and 417,500 options to acquire common stock that are available to grant, under the 2020 Plan.
The 2020 Plan allows for the grant of stock options and rights to acquire restricted stock to employees, directors, and consultants of the Company. The terms and conditions of specific awards are set at the discretion of the Company’s board of directors. Options granted under the 2020 Plan expire no later than 10 years from the date of grant. Unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price.
Stock option activity under the 2020 Plan is as follows (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	4,353	$10.87	8.6	$125
Options granted	952	1.17	—	—
Options exercised	(3)	0.82	—	—
Options cancelled	(119)	16.56	—	—

Outstanding at March 31, 2023	5,183	$8.97	8.8	$137

Options vested and exercisable at March 31, 2023	2,265	$15.00	8.2	$22

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
As of March 31, 2023, the Company had stock-based compensation of approximately $4.1 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 0.8 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Exercise price	$1.17	$6.26
Expected term (years)	5.5	6.0
Volatility (annual)	89.5%	83.6%
Risk-free rate	4.0%	1.9%
Dividend yield (per share)	0%	0%

Total stock-based compensation expense recognized in the three months ended March 31, 2023 and 2022 was as follows (amounts in thousands):

	For the three months ended March 31,
	2023	2022
Research and development	$418	$3,484
General and administrative	657	1,774

Total stock-based compensation expense	$1,075	$5,258

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
The following table sets forth the computation of loss per share for the three months ended March 31, 2023 and 2022 (amounts in thousands, except per share number):

	For the three months ended March 31,
	2023	2022
Numerator:
Net loss	$(14,341)	$(16,424)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,188	20,896

Net loss per common share, basic and diluted	$(0.68)	$(0.79)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amount in thousands):

	For the three months ended March 31,
	2023	2022
Options outstanding	5,183	4,328
Warrants	3,295	3,295
Restricted stock	51	149

Total	8,529	7,772

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a clinical-stage biopharmaceutical company focused on leveraging our extensive development and oncology expertise to advance new therapies intended to address unmet medical needs for the treatment of cancer. Our current pipeline is entirely derived from the Bayer License Agreement, pursuant to which we have been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how to develop, use, manufacture, commercialize, sublicense, and distribute (i) a clinical-stage and follow-on small molecule drug program, and (ii) a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule drug conjugates. We intend to use these product candidates to treat various cancers in a patient-specific, targeted approach. We believe that these product candidates are differentiated from current programs targeting similar cancer biology and, if approved, may improve clinical outcomes of patients with cancer.

Despite several decades of advances in targeted therapies, cancer continues to be the second leading cause of death in the United States population per the National Center for Health Statistics. Cancer is not a single disease but rather a constellation of maladies with each requiring a unique approach to vanquish it. Our vision is to address the unmet medical needs of patients with cancer with a diverse pipeline of targeted medicines. Our ADC platform includes VIP943 and VIP924, which are next-generation ADC compounds addressing known and novel oncology targets that we believe could deliver a greater safety and efficacy profile than current ADC compounds. Our bioconjugation program also includes VIP236, an SMDC for solid tumors. Our small molecule drug program includes enitociclib, which is a highly selective, clinical-stage P-TEFb/CDK9 inhibitor. In addition to our lead products, we acquired the rights to additional product candidates that are still in the preclinical stage.

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

Research and Development Expense

Research and development expenses consist or will consist of preclinical development of our product candidates and discovery efforts (including conducting preclinical studies), manufacturing development efforts, preparing for and conducting clinical trials, and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include or could include:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase in the future as we continue to develop our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical and clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs are expected to increase significantly as we commence, continue, and expand our clinical trials. Our future expenses may vary significantly each period based on factors such as:

•

expenses incurred to conduct preclinical studies required to advance our product candidates into clinical trials, including the impact of factors such as inflation, the war in Ukraine, supply chain disruptions, and health pandemics and epidemics, including COVID-19;

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

General and Administrative Expenses

General and administrative expenses consist or will consist principally of salaries and related costs for personnel in executive and administrative functions, including stock-based compensation, travel expenses, and recruiting expenses. Other general and administrative expenses include professional fees for legal, accounting, and tax-related services and insurance costs.

We anticipate that our general and administrative expenses will increase in the future as we expand our operations and infrastructure to support the initiation, continuation, and expansion of our preclinical studies and clinical trials for our product candidates. We also anticipate that our general and administrative expenses will increase as a result of payments for accounting, audit, legal, and consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities, and other expenses associated with operating as a public company.

Change in Fair Value of Warrant Liabilities

Certain of our private warrants are classified as liabilities pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The change in fair value of warrant liabilities consists of the change in fair value of these private warrants.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended March 31,
	2023	2022	Amount Change
Operating expenses:
General and administrative	$4,512	$5,656	$(1,144)
Research and development	10,587	15,971	(5,384)

Total operating expenses	15,099	21,627	(6,528)

Loss from operations	(15,099)	(21,627)	6,528

Other income (expense)
Change in fair value of warrant liabilities	18	5,211	(5,193)
Interest income	466	—	466
Other income (expense)	274	(8)	282

Total other income (expense)	758	5,203	(4,445)

Net loss	$(14,341)	$(16,424)	$2,083

Research and Development

Research and development expenses decreased by approximately $5.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease is primarily the result of declines in stock-based compensation expense of approximately $3.1 million, payroll related costs of approximately $1.4 million as a result of our headcount reduction in June 2022, manufacturing services associated with our ADC program of approximately $1.2 million, and clinical services of approximately $0.6 million, partially offset by an increase in third party research and preclinical work of approximately $1.3 million.

General and Administrative

General and administrative expenses decreased by approximately $1.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a decline in stock-based compensation expense of approximately $1.1 million.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the three months ended March 31, 2022 was primarily due to the decrease in the closing price of our common stock from $10.19 as of December 31, 2021 to $4.00 as of March 31, 2022. For the three months ended March 31, 2023, the change in the stock price was insignificant.

Interest Income

Interest income is primarily comprised of interest income and gains or losses realized on cash, cash equivalents, and marketable securities. The increase in interest income to $0.5 million for the three months ended March 31, 2023 is a result of rising interest rates within our portfolio of cash equivalents and short-term marketable securities.

Other Income (Expense)

Other income (expense) is primarily comprised of estimated grant income of approximately $0.3 million earned in connection with our research activities conducted at our German subsidiary, partially offset by foreign currency transaction gains and losses related to certain transactions with European third-party vendors.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development and preclinical studies of, initiate, continue, and expand clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

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

We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. At March 31, 2023, we had approximately $39.8 million in cash, cash equivalents, and marketable securities. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs, and certain of the milestone payments under the Bayer License Agreement. In June 2022, our board of directors approved a strategic plan to prioritize, focus and realign our resources, including a 33% workforce reduction, to support our prioritized studies and programs and extend our estimated cash runway. Based on our current business plans and assumptions, we believe our existing cash will enable us to fund our operating expenses and capital requirements into late 2024. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

Because of the numerous risks and uncertainties associated with research, development, manufacturing, clinical trials, and commercialization of our product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the extent to which we develop, in-license, or acquire other product candidates and technologies in our product candidate pipeline;

•

the costs and timing of research activities, clinical trials, process development, and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available in the near term, if at all.

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or to grant licenses on terms that may not be favorable to us, or at all, particularly in light of current economic or market conditions. We do not have any committed external source of funds. Market volatility resulting from pandemics or other epidemics, including COVID-19, inflation and other economic and market conditions, the war in Ukraine, and other factors, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend, or eliminate one or more of our research-stage programs, clinical trials, or future commercialization efforts.

Our business operations, and those of third parties with whom we conduct business, have been, and could continue to be, adversely affected by health pandemics and epidemics, including COVID-19, and by economic, business, and political events, including inflation and the war in Ukraine. The extent to which these factors could continue to impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence. Management continues to evaluate the impact of these factors on our current operations and future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful and that these factors will not have a negative effect on our financial position and results of its operations.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the three months ended March 31,
	2023	2022
Net cash used in operating activities	$(13,092)	$(15,028)
Net cash provided by investing activities	$5,885	$—
Net cash provided by financing activities	$3	$—

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to research and development, clinical trials, and general and administrative activities. As we continue to expand clinical trials of, and seek marketing approval for, our product candidates, we expect our cash used in operating activities to increase before we start to generate any material cash flows from our business.

Net cash used in operating activities was approximately $13.1 million for the three months ended March 31, 2023, consisting primarily of payments to clinical and manufacturing service providers, internal payroll costs, and third-party professional services as we operate as a public company and prepare for and conduct our clinical trials. Our net loss during the three months ended March 31, 2023 was approximately $14.3 million, which included approximately $1.1 million related to stock-based compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 consisted of sales and maturities of marketable securities of approximately $10.1 million, partially offset by purchases of marketable securities of approximately $4.2 million.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues, and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative liabilities, accrued expenses, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates based on the risks and uncertainties set forth in Part II, Item 1A of this report, “Risk Factors.”

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than described in Note 2 to our unaudited condensed consolidated financial statements in this report, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information on quantitative and qualitive disclosures about these market risks is set forth below.

Interest Rate Risk

Cash and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. As of March 31, 2023, we held cash equivalents and short-term marketable securities. The short-term nature of these investments are not significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

Foreign Currency Risk

Our operations are principally denominated by U.S. dollars, and we do not expect our future operating results to be significantly affected by foreign currency transaction risk. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We rely on the Bayer License Agreement to provide rights to the core intellectual property relating to all of our current product candidates, which agreement imposes significant payment and other obligations on us. Any failure by us to perform our obligations under the Bayer License Agreement could give Bayer the right to terminate or seek other remedies under the agreement, and any termination or loss of important rights under the Bayer License Agreement would significantly and adversely affect our ability to develop and commercialize VIP236, VIP943, VIP924, enitociclib, and our other current product candidates, raise capital or continue our operations.

We have licensed our current core patents and other intellectual property relating to VIP236, VIP943, VIP924, enitociclib, and our other current product candidates from Bayer on an exclusive, worldwide basis under the Bayer License Agreement. The Bayer License Agreement continues in effect on a country-by-country and licensed product-by-licensed product basis until there are no remaining royalty payment obligations in the relevant country and can be terminated earlier by Bayer in the event that we materially breach our material obligations, that bankruptcy or other insolvency proceedings are instituted against us or that we seek to revoke or challenge the validity of any licensed patents. If, for any reason, the Bayer License Agreement is terminated or we otherwise lose important rights, it would have a significant and adverse effect on our business and our ability to develop and commercialize our current product candidates, raise capital, or continue our operations.

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

To the extent we are able to achieve any of these milestones, many of them would be achieved, and the related milestone payments owed, before we are able to generate sufficient revenues (or any revenues in the case of development milestones). Accordingly, we will need to obtain substantial additional funding or enter into strategic alliances in order to pay these milestones, and there can be no assurance that we will be able to obtain the necessary funding on acceptable terms or at all or that we will be able to enter into strategic alliances at levels sufficient to pay these milestones or at all. If we are unable to raise the necessary additional funding or enter into the necessary strategic alliances, or otherwise pay these milestones, we would be in breach of the Bayer License Agreement, which if not cured would give Bayer the right to terminate the agreement or seek other remedies, which would have a significant and adverse effect on our business and prospects and our ability to develop and commercialize our current product candidates, raise capital, or continue our operations.

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

We are substantially dependent on the success of VIP236, VIP943, and enitociclib, our lead product candidates. If we are unable to complete development of, obtain approval for, and commercialize these lead product candidates in a timely manner, our business will be harmed.

Our future success is substantially dependent on our ability to timely commence and complete clinical trials, obtain marketing approval for, and successfully commercialize VIP236, VIP943, and enitociclib, our lead product candidates. We are investing significant efforts and financial resources in the research and development of these lead product candidates, which will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote these or any other product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our lead product candidates will depend on several factors, including the following:

•	the initiation, successful patient enrollment, and timely completion of clinical trials;

•	establishing and maintaining relationships with contract research organizations and clinical sites for clinical development in the United States and internationally;

•	the frequency and severity of adverse events in the clinical trials and additional drug-related adverse events;

•	achieving dose selection, efficacy, safety, and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	establishing and maintaining supply arrangements with third-party drug product suppliers, manufacturers, and distributors;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	a continued acceptable safety profile following any marketing approval; and

•	our ability to compete with other therapies.

We do not have control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, and the manufacturing, marketing, distribution, and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize these lead product candidates, which would materially harm our business and prospects.

We are at an early stage in development efforts for our product candidates, and we may not be able to successfully develop, manufacture, complete clinical trials, and commercialize our product candidates on a timely basis or at all.

VIP236, VIP943, and VIP924 are part of a novel bioconjugation platform, and their potential therapeutic benefits are unproven, and we may never develop, successfully conduct or complete clinical trials, obtain marketing approval, and commercialize any of the product candidates in our bioconjugation platform. While several bioconjugation and ADC candidates are under development by other companies, there is currently no approved bioconjugation therapy using our proprietary cytotoxin (an optimized CPT payload derived from SN38, a well-known cytotoxic drug and active metabolite of irinotecan) or an ADC using KSPi and CellTrapper. We may uncover a previously unknown risk associated with KSPi or our optimized CPT payload, our CellTrapper technology may not be as impermeable as initial testing suggests, our linker technology may not be as effective as initial testing suggests, or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional preclinical and clinical testing. While results from preclinical trials of VIP236, VIP943, and VIP924 have shown proof-of-concept for each, these product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. Positive results from preclinical trials are not necessarily predictive of the results of planned clinical trials of VIP236, VIP943, and VIP924. If the KSPi warhead or optimized CPT payload that we use is not safe in certain product candidates, we would be required to abandon or redesign all of our current lead ADC or SMDC product candidates. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of VIP236, VIP943, and VIP924 in pivotal clinical trials or in obtaining marketing approval thereafter.

Enitociclib is a novel P-TEFb/CDK9 inhibitor and its potential therapeutic benefit is unproven. While several CDK9 inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting CDK9 for the treatment of cancers, and as a result, the regulatory pathway for enitociclib may present novel issues that could cause delays in development or approval. While results from preclinical data and early clinical trials of enitociclib have shown tolerable side effects and a reduction in MCL1 and MYC mRNA, enitociclib may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. Positive results from preclinical studies or early-stage clinical trials are not necessarily predictive of the results of planned clinical trials of enitociclib. In addition, we may not be able to replicate the positive results from Bayer’s Phase 1 clinical trials in our clinical trials. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for enitociclib in pivotal clinical trials or in obtaining marketing approval thereafter.

If we are unable to successfully develop, conduct or complete clinical trials, obtain marketing approval, and commercialize our product candidates, our business and prospects would be materially harmed.

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

Positive and promising results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage clinical trials or from clinical trials of the same product candidates for the treatment of other indications. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Late-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen, and statistical design. Moreover, success in clinical trials in a particular indication does not guarantee that a product candidate will be successful for the treatment of other indications. Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. There can be no assurance that we will not face similar setbacks in our ongoing or planned late-stage clinical trials, and any subsequent or post-marketing confirmatory clinical trials. Therefore, despite positive results observed in early-stage clinical trials, our product candidates may fail to demonstrate sufficient efficacy in our pivotal or post-marketing confirmatory clinical trials.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	timing of market introduction, number, clinical profile and potential advantages of competitive drugs;

•	our ability to provide acceptable evidence of safety and efficacy;

•	changing standards of medical care;

•	relative convenience and ease of administration;

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

If the market opportunity for any product candidate that we develop is smaller than we believe, our revenue may be adversely affected, and our business may suffer.

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

Because we have limited financial and managerial resources, we focus on development programs, therapeutic platforms, and product candidates that we identify for specific indications. As a result, we may forego or delay the pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Clinical trials are expensive, time consuming, subject to enrollment and other delays, and may be required to continue beyond our available funding, and we cannot be certain that we will be able to raise sufficient funds to successfully complete the development, clinical trials, and commercialization of any of our product candidates currently in preclinical and clinical development, should they succeed.

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

•

slower than anticipated rates of patient recruitment and enrollment, or not reaching the targeted number of patients, because of factors such as competition for patients from other trials, difficulty identifying patients with our proposed indications, the impact of COVID-19 or other health pandemics or epidemics, limited or no availability of coverage, reimbursement or adequate payment from health maintenance organizations, and other third-party payors;

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

In addition, we had no involvement with or control over the preclinical or clinical development of our product candidates prior to their in-license from Bayer. We are dependent on Bayer having conducted such development in accordance with the applicable protocols and legal, regulatory, and scientific standards, having accurately reported the results of all preclinical studies and clinical trials and other research they conducted prior to our acquisition of the rights to our product candidates, having correctly collected and interpreted the data from these studies, trials, and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these product candidates. Problems in any of these areas could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from sales of our product candidates, if approved.

If we suffer significant delays, setbacks, or negative results in, or termination of, our clinical trials, we may be unable to continue development of our product candidates or generate revenue and our development costs could increase significantly. Adverse or inconclusive results from our clinical trials may substantially delay, or halt entirely, any further development of our product candidates.

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

Our business entails a significant risk of product liability, and if we are unable to obtain sufficient insurance coverage, such inability could have an adverse effect on our business and prospects.

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

We are making use of biomarkers in certain instances to facilitate our drug development and to optimize our clinical trials. Biomarkers are proteins or other substances whose presence in the blood or tumor cells can serve as an indicator of specific cell processes. We believe that these biomarkers serve a useful purpose in helping us to evaluate whether our product candidates are having their intended effects through their assumed mechanisms and thus identify more promising product candidates at an early stage and to direct our resources efficiently. We also believe that biomarkers may eventually allow us to improve patient selection in connection with clinical trials and monitor patient compliance with trial protocols.

For most purposes, however, biomarkers have not been scientifically validated. If our understanding and use of biomarkers is inaccurate or flawed, or if our reliance on them is otherwise misplaced, we will not only fail to realize any benefits from using biomarkers but may also be led to invest time and financial resources inefficiently in attempting to develop less promising product candidates. Moreover, biomarker data are not currently accepted by the FDA or other regulatory agencies in the United States, the European Union, or elsewhere in applications for regulatory approval of product candidates, and there is no guarantee that such data will ever be accepted by the relevant authorities. Our biomarker data should not be interpreted as evidence of efficacy.

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

Dr. Ahmed M. Hamdy and Dr. Raquel E. Izumi were the principal co-founders of Acerta Pharma BV, the company that developed CALQUENCE® and was eventually acquired by AstraZeneca plc. Drs. Hamdy and Izumi’s prior success in licensing a preclinical stage molecule and developing that molecule through clinical trials and to full marketing approval does not guarantee that we will successfully develop or commercialize any of our current or future product candidates. As such, we make no assurance that Drs. Hamdy and Izumi’s past success with Acerta Pharma BV is indicative of our success or ability to develop and commercialize any of our current or future product candidates.

The failure to attract and retain skilled personnel and key relationships could impair our drug development and commercialization efforts.

Our business is highly dependent on our ability to attract and retain executive management, clinical development, scientific, technical, and other skilled personnel. There is currently intense competition for executives and employees with these skills and expertise, and this competition is likely to continue. The inability to attract and retain our management, clinical development, scientific, research, technical, and other skilled personnel may delay or prevent the achievement of our drug development and other business objectives and could have a material adverse effect on our business and prospects. We also rely on consultants and advisors to assist us in formulating and implementing our business objectives. Our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to our business and operations.

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

Despite the implementation of security measures, our computer systems, as well as those of our partners, contract research organizations, IT service providers, contractors, consultants, law and accounting firms, and other third parties we work with, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, ransomware attacks, denial-of-service attacks, cybercriminals, natural disasters, terrorism, war, and telecommunication and electrical failures. We rely on our partners and third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, or breaches. The risks of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber-terrorists, have increased significantly and are becoming increasingly difficult to detect. If a failure, accident, or security breach were to occur and cause interruptions in our operations, or the operations of our partners or third-party providers, it could result in a misappropriation of confidential information, including our intellectual property or financial information or clinical trial participant personal data, a material disruption or delay in our drug development programs, or significant monetary losses. For example, the loss of preclinical or clinical trial data from completed, ongoing, or planned trials, or chemistry, manufacturing, and controls data for our product candidates, could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

In addition, we must comply with increasingly complex, rigorous, and sometimes conflicting laws, regulations, and standards enacted to protect business and personal data in the United States, Europe, and elsewhere. For example, the European Union has adopted the General Data Protection Regulation (the “GDPR”), the United Kingdom has adopted the Data Protection Act 2018 (as updated), and California has adopted the California Consumer Privacy Act (the “CCPA”). These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed, and recently enacted laws, regulations, and standards (including implementation of the privacy and process enhancements called for under GDPR and CCPA) can be costly and time consuming, and any failure to comply with these laws, regulations, and standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information, including any breach, loss, or compromise of clinical trial participant personal data, could also result in violation of data privacy laws, regulations, and standards, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on our business and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We are at an early stage of development as a company and our limited operating history may make it difficult to evaluate our ability to succeed.

We were incorporated in December 2018, and our operations to date have been largely focused on licensing our product candidates, raising capital, building our management team and infrastructure, and conducting preclinical studies and early clinical trials. We have not yet demonstrated an ability to obtain regulatory approvals, manufacture products on a commercial scale, or partner with contract manufacturing organizations to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products. Moreover, we will need to eventually transition from a company with a development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications, and delays, and may not be successful in such a transition.

We have incurred net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date, and have financed our operations principally through the sale of our equity securities. Our losses have resulted principally from expenses incurred in connection with licensing our product candidates from Bayer, raising capital, building our management team and business infrastructure, manufacturing, and conducting preclinical studies and early clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and are able to generate revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop, and market additional potential products. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, need to raise additional capital, and ability to achieve and maintain profitability.

We require substantial capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, VIP236, VIP943, VIP924, enitociclib, and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. These expenditures will include payments associated with the Bayer License Agreement and development and commercial milestones, in each case prior to generating any product sales. Additionally, following commencement of any commercial sales of our licensed products, we will be responsible for significant further payments upon the achievement of certain sales milestones and tiered royalty payments on net commercial sales.

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

As of March 31, 2023, we had approximately $39.8 million in cash, cash equivalents, and marketable securities. We intend to use our existing capital resources to advance and expand our preclinical and clinical programs, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs, and for working capital and other general corporate purposes. Based on our current business plans and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into late 2024. Our estimate as to how long we expect our existing cash to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources, which may dilute our stockholders or restrict our operating activities. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution. Raising additional funds through debt financing may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, development programs, or product candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic and market conditions. We do not have any committed external source of funds. Market volatility resulting from inflation and other economic and market conditions, the war in Ukraine, or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend ,or eliminate one or more of our preclinical programs, clinical trials or future commercialization efforts.

The Bayer License Agreement obligates us to make significant milestone and royalty payments, some of which will be triggered prior to the commercialization of any of our other product candidates.

We will be responsible for significant future contingent payments and royalties under the Bayer License Agreement upon the achievement of certain development, regulatory, and sales milestone events, some of which may occur prior to commercialization of any of our product candidates. In such event, we would be required to make certain of these payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. There can be no assurance that we will have the funds necessary to make such payments or be able to obtain the necessary funding on acceptable terms or at all. If we are unable to pay these milestones, we would be in breach of the Bayer License Agreement, which if not cured would give Bayer the right to terminate the agreement or seek other remedies, which would have a significant and adverse effect on our business and our ability to develop and commercialize our current product candidates, raise capital, or continue our operations.

We may never achieve or sustain profitability.

We do not know when or whether we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products. We do not expect to generate any product revenues in the near term. To become and remain profitable, we must succeed in developing, obtaining regulatory approval for, and commercializing one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering and developing additional product candidates, obtaining regulatory approval for any product candidates that successfully complete clinical trials, establishing commercialization capabilities for any approved products, and achieving market acceptance for any approved products. We may never succeed in these activities. Even if we succeed in these activities, we may never generate revenue in an amount sufficient to achieve or sustain profitability.

Because of the numerous risks and uncertainties associated with biotechnology product development and commercialization, we are unable to accurately predict whether and when we will achieve profitability. If we are required by the FDA or any comparable regulatory authority in other jurisdictions to perform preclinical studies or clinical trials in addition to those we currently expect to conduct, or if there are any delays or complications in completing preclinical studies of our product candidates or, if preclinical studies are successful, in submitting an IND application, a BLA or an NDA to the FDA, manufacturing clinical trial supplies, and completing clinical trials for our product candidates, our expenses could increase substantially, and our ability to achieve profitability could be further delayed. Even if we achieve profitability, we may not be able to sustain profitability in subsequent periods.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize our product candidates.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, dose selection, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, and distribution. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority with respect to our product candidates. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity, and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can and often does change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, changes in policy or new initiatives during the period of drug development, clinical trials, and FDA regulatory review. For example, in the U.S., the FDA’s Project Optimus initiative will transform the dose-finding and dose optimization paradigm across oncology to emphasize selection of a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well, which could increase the development time and costs of our clinical trials. In addition, the European Union began transitioning to full implementation of the EU Clinical Trials Regulation in January 2022, and the United Kingdom’s Medicines and Healthcare products Regulatory Agency has begun to transition the United Kingdom to a fully independent clinical trial regulatory framework following Brexit, both of which could result in significant uncertainties and delays.

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

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing, and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes most if not all of the risks associated with FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Any delay or failure in obtaining foreign regulatory approval for a product candidate would have a material and adverse effect on our ability to generate revenue from such product candidate in that foreign jurisdiction.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion and reimbursement of the product candidate in those jurisdictions. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our products in certain jurisdictions. If we fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced, and our ability to realize the full market potential of our product candidates will be harmed.

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions, or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans, or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information, reports, and registration, as well as on-going compliance with cGMP requirements and good clinical practices for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

We may also conduct international clinical trials. The acceptance of study data by the FDA, European Medicines Agency, or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign-generated data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the clinical trials are performed by clinical investigators of recognized competence and pursuant to current good clinical practice requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. Such foreign clinical trials would also be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance that the FDA, European Medicines Agency, or any applicable foreign regulatory authority will accept data from clinical trials conducted outside of its applicable jurisdiction. If the FDA, European Medicines Agency, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly, time-consuming, and delay aspects of our business plan and may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

In addition, following the Brexit vote, the European Union moved the European Medicines Agency’s headquarters from the United Kingdom to the Netherlands. This transition may cause disruption in the administrative and medical scientific links between the European Medicines Agency and the United Kingdom’s Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of import and export of active substance and other components of new drug formulations and disruption of the supply chain for clinical trial product and final authorized formulations. The United Kingdom’s Medicines and Healthcare products Regulatory Agency has also begun to transition the United Kingdom to a fully independent clinical trial regulatory framework. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom.

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

Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities, and our dealings with these prescribers and purchasers are therefore subject to regulation under the Foreign Corrupt Practices Act. There is no certainty that our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. While we have implemented codes of conduct and other policies and controls to mitigate the risk of non-compliance with anti-corruption and anti-bribery laws, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions stemming from a failure to comply with these laws or regulations. Violations of these laws and regulations could result in, among other things, administrative, civil and criminal fines and sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, exclusion from participation in federal healthcare programs including Medicare and Medicaid, implementation of compliance programs, integrity oversight and reporting obligations, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our business, prospects, reputation, brand, international expansion efforts, and ability to attract and retain employees.

Risks Related to Our Dependence on Third Parties

Our manufacturing processes are complex, and we do not currently have our own manufacturing capabilities and will initially rely on third-party manufacturers for the development, clinical trials, and commercialization of any product candidate we may develop or sell.

The processes for manufacturing our product candidates, particularly our bioconjugation product candidates, are very complex and take significant time and resources to develop and implement. In addition, our supply chain of raw materials, consumables, intermediates, drug substances, and drug products for use in our clinical trials and, if approved by regulatory authorities, commercialization rely on a worldwide supply chain. We do not currently operate our own manufacturing facilities or have our own manufacturing capabilities for clinical or commercial production of our product candidates under development and intend to initially rely on third-party manufacturers for any such manufacturing. Third-party manufacturers that have the capabilities, processes, and expertise that we need for our product candidates and that can meet our quality standards may be difficult to identify or retain, and even if retained, such third-party manufacturers may not be able to perform the manufacturing services we require within our planned timeframes. We anticipate relying on a limited number of third-party manufacturers until such time, if any, as we decide, to expand our operations to include manufacturing capabilities. In addition, certain of our key third-party manufacturers are located in the European Union, which is experiencing, and could continue to experience, the impact of the war in Ukraine on supply chains and other economic matters, including inflation. Such third-party manufacturers may implement and certain of such manufacturers have implemented price increases that could negatively impact our ability to afford such manufacturing services.

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

Any inability to identify and retain third-party manufacturers on a cost-effective basis, any performance failure on the part of such manufacturers, or any disruption in our supply chain as a result of political unrest, the war in Ukraine, trade disputes, natural disasters, pandemics or epidemics, climate change, or otherwise, could delay the development, clinical trials, regulatory approval, or commercialization of our product candidates, which would harm our business and prospects.

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

As product candidates proceed through preclinical and clinical trials towards potential approval and commercialization, various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way to optimize processes and results or due to other factors. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our current or future product candidates to perform differently and affect the costs, results, or timing of planned preclinical or clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of preclinical studies or clinical trials, require the conduct of bridging clinical trials or repetition of one or more clinical trials, increase clinical trial costs, delay approval of product candidates, or jeopardize our ability to commence sales and generate revenue.

Our applications for regulatory approval could be delayed or denied due to problems with studies conducted before we in-licensed the rights to some of our product candidates.

We currently license all of our product candidates from Bayer pursuant to the Bayer License Agreement. Our present development involving these product candidates relies to a certain extent upon previous development conducted by Bayer or other third parties over whom we had no control and before we in-licensed the product candidates. To receive regulatory approval of a product candidate, we must present all relevant data and information obtained during its development, including research conducted prior to our licensure of the product candidate. Although we are not currently aware of any such problems, any problems that emerge with preclinical or clinical development conducted prior to our in-licensing may affect future results or our ability to document prior development and conduct clinical trials, which could delay, limit, or prevent regulatory approval for our product candidates.

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

Pursuant to the Bayer License Agreement, we have been granted a license from Bayer to certain intellectual property rights covering VIP236, VIP943, VIP924, enitociclib, and our other product candidates. If, for any reason, our licenses under the Bayer License Agreement are terminated or we otherwise lose those rights, our business will be significantly and adversely affected. The Bayer License Agreement imposes, and any future collaboration agreements or license agreements we may choose to enter are likely to impose, various development, commercialization, funding, milestone payment, royalty, diligence, sublicensing, patent prosecution and enforcement, or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages, and Bayer and any other licensor, may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.

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

In addition, the Bayer License Agreement under which we license our core intellectual property and technology is complex, and certain provisions in the agreement may be susceptible to multiple interpretations. The resolution of any disagreement that may arise as a matter of contract interpretation could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under that agreement, either of which could have a material adverse effect on our business and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidate, which could have a material adverse effect on our business and prospects.

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for VIP236, VIP943, VIP924, enitociclib, and our other product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our product candidates, proprietary technologies, and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties.

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

Although we will have licensed patents that cover enitociclib under the Bayer License Agreement, we do not have issued patents covering our other product candidates and we may need additional issued patents covering enitociclib. We cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the USPTO, courts in the U.S. or the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents or our licensor’s issued patents will not be found invalid or unenforceable if challenged.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the U.S. and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review and inter partes review, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates, and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.

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

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our licensors and the enforcement or defense of our issued patents or those of our licensors, all of which could have a material adverse effect on our business and prospects.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our licensors at risk of not issuing or being invalidated or interpreted narrowly and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We rely on the protection of our trade secrets, including unpatented know-how, technology, and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

We may need to license intellectual property from third parties, and such licenses may not be available on commercially reasonable terms or at all.

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

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization progress and capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business and prospects.

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

The trading price of our common stock has been volatile and is subject to wide fluctuations. Since the completion of the Business Combination, our common stock has been thinly traded. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

There are numerous factors that can influence our stock price volatility and trading volume, some of which are beyond our control. These factors could include:

•	our ability to develop or commercialize products;

•	results of our clinical trials and nonclinical studies;

•	our capital levels, capital requirements, and capital raising activities, including issuances of securities or the incurrence of debt;

•	our ability to enter into collaboration agreements;

•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the oncology industry in general;

•	operating and share price performance of other companies that investors deem comparable to us;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements and obtain regulatory approvals;

•	our ability to obtain and maintain proprietary protection for our current and future product candidates;

•	commencement of, or involvement in, litigation involving us;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of shares of common stock by our directors, executive officers, or significant stockholders, or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, inflation, fuel prices, international currency fluctuations and acts of war or terrorism.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and prospects.

There could be potential conflicts of interest between us and certain of our stockholders, which includes some of our executive officers, due to their right to designate a majority of the members of our board of directors.

Pursuant to the Voting and Support Agreement entered into among the Legacy Holders and certain other stockholders in connection with the Business Combination (the “Voting Agreement”), the Legacy Holders, including Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, have the right to designate seven of the nine members to our board of directors, and the stockholders who are parties to the Voting Agreement, who beneficially own approximately 33.4% of our outstanding common stock as of April 30, 2023, have agreed to vote for such designees. As a result, the Legacy Holders have the ability to exercise significant influence over the election of our board of directors, which in turn may create issues if and to the extent our interests and those of these stockholders diverge. We have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of such directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of April 30, 2023, private warrants to purchase 3,295,000 shares of common stock were outstanding. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such private warrants are exercised or otherwise converted into shares of our common stock or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers, and other affiliates, and certain of such shares are eligible for sale in the public market under our currently effective Registration Statement on Form S-3. In addition, in September 2021, we sold 3,500,000 shares of our common stock to certain investors in a private placement, and such shares are available for resale under our Registration Statement on Form S-3. Sales, or potential sales, of substantial numbers of shares in the public market could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.

As a public company, we face increased expenses and administrative burdens, which could have an adverse effect on our business, financial condition, and results of operations.

As a public company, we face increased legal, accounting, administrative, and other costs and expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform, the Consumer Protection Act of 2010, the Public Company Accounting Oversight Board, the securities exchanges, and the rules and regulations thereunder impose additional reporting and other obligations on public companies. Compliance with public company requirements results in increased costs and makes certain activities more time-consuming, including expenses associated with SEC reporting requirements. In addition, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs in rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us and also increase our costs of obtaining director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase our legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We are an “emerging growth company” within the meaning of the Securities Act, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation ,and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company on the date that is the earliest of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more, (b) December 31, 2025, the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements.

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

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and prospects.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent stockholders from influencing significant corporate decisions.

As of April 30, 2023, Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, beneficially owned, directly or indirectly, approximately 16.8% of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 21.5% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation and approval of significant corporate transactions. In addition, certain of these individuals are party to the Voting Agreement, pursuant to which the parties to the Voting Agreement have the right to nominate all of the members of our board of directors and the obligation to vote for such nominees. This could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult without the support of these stockholders.

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

Our executive officers have limited experience in the management of a publicly traded company and may not be able to effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs.

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

We identified a material weakness in our internal control over financial reporting related to the accounting and reporting for certain of our private warrants. Although management has concluded that this material weakness was remediated as of September 30, 2021, any future material weaknesses or other inability to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price, and ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements, and covenants regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business and prospects.

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

VINCERX PHARMA, INC.

Date: May 11, 2023	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: May 11, 2023	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer