Form 10-Q
period 2023-06-30
Vincerx Pharma, Inc.
filed 2023-08-07
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, there were 21,380,570 shares of the registrant’s common stock outstanding.

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

•	Our business entails a significant risk of product liability, and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and prospects.

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

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,679	$11,663
Restricted cash	70	70
Short-term marketable securities	20,680	40,796
Prepaid expenses	636	134
Grant receivable	1,384	1,372
Other current assets	2,364	1,929

Total current assets	31,813	55,964
Right-of-use assets, net	2,687	3,064
Property, plant and equipment, net	151	177
Other assets	624	81

Total assets	$35,275	$59,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,533	$4,065
Accrued expenses	4,288	3,923
Lease liability	1,092	1,024
Common stock warrant liabilities	244	144

Total current liabilities	9,157	9,156
Lease liability, net of current portion	1,932	2,412
Other noncurrent liabilities	50	50

Total liabilities	11,139	11,618

Commitments and contingencies - Note 6
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 21,380,570 shares and 21,242,884 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	170,895	169,030
Accumulated other comprehensive income (loss)	69	(26)
Accumulated deficit	(146,830)	(121,338)

Total stockholders’ equity	24,136	47,668

Total liabilities and stockholders’ equity	$35,275	$59,286

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$3,787	$4,722	$8,299	$10,378
Research and development	7,873	13,742	18,460	29,713
Restructuring	—	1,159	—	1,159

Total operating expenses	11,660	19,623	26,759	41,250

Loss from operations	(11,660)	(19,623)	(26,759)	(41,250)

Other income (expense)
Change in fair value of warrant liabilities	(118)	1,202	(100)	6,413
Interest income	327	—	793	—
Other income (expense)	300	—	574	(8)

Total other income (expense)	509	1,202	1,267	6,405

Net loss	(11,151)	(18,421)	(25,492)	(34,845)
Other comprehensive income:
Net foreign currency translation gain	2	10	32	25
Net unrealized gain on marketable securities	32	—	63	—

Comprehensive loss	$(11,117)	$(18,411)	$(25,397)	$(34,820)

Net loss per common share, basic and diluted	$(0.52)	$(0.88)	$(1.20)	$(1.66)

Weighted average common shares outstanding, basic and diluted	21,274	20,995	21,231	20,946

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)
(
in thousands
)

	For the Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2023	21,246	$2	$170,108	$35	$(135,679)	$34,466
Issuance of common stock from employee stock plans	135	—	93	—	—	93
Stock-based compensation	—	—	694	—	—	694
Cumulative translation adjustment	—	—	—	2	—	2
Unrealized gain on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(11,151)	(11,151)

Balance as of June 30, 2023	21,381	$2	$170,895	$69	$(146,830)	$24,136

	For the Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	21,243	$2	$169,030	$(26)	$(121,338)	$47,668
Issuance of common stock from employee stock plans	138	—	96	—	—	96
Stock-based compensation	—	—	1,769	—	—	1,769
Cumulative translation adjustment	—	—	—	32	—	32
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(25,492)	(25,492)

Balance as of June 30, 2023	21,381	$2	$170,895	$69	$(146,830)	$24,136

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2022	21,057	$2	$161,569	$(6)	$(72,395)	$89,170
Issuance of common stock from employee stock plans	132	—	242	—	—	242
Stock-based compensation	—	—	3,362	—	—	3,362
Cumulative translation adjustment	—	—	—	10		10
Net loss	—	—	—	—	(18,421)	(18,421)

Balance as of June 30, 2022	21,189	$2	$165,173	$4	$(90,816)	$74,363

	For the Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	21,057	$2	$156,311	$(21)	$(55,971)	$100,321
Issuance of common stock from employee stock plans	132	—	242	—	—	242
Stock-based compensation	—	—	8,620	—	—	8,620
Cumulative translation adjustment	—	—	—	25	—	25
Net loss	—	—	—	—	(34,845)	(34,845)

Balance as of June 30, 2022	21,189	$2	$165,173	$4	$(90,816)	$74,363

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(25,492)	$(34,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	27
Stock-based compensation	1,769	8,620
Amortization of right-of-use assets	377	435
Change in fair value of warrant liabilities	100	(6,413)
Net amortization of discounts on marketable securities	(510)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(937)	(1,189)
Other assets	(543)	11
Accounts payable	(532)	3,099
Accrued expenses	365	(384)
Lease liabilities	(412)	(276)

Net cash used in operating activities	(25,789)	(30,915)

Cash Flows from Investing Activities:
Purchases of marketable securities	(10,588)	—
Sales and maturities of marketable securities	31,277	—

Net cash provided by investing activities	20,689	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock from employee stock plans	96	242

Net cash provided by financing activities	96	242

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	20	29

Net decrease in cash, cash equivalents, and restricted cash	(4,984)	(30,644)
Cash, cash equivalents, and restricted cash at beginning of the period	11,733	111,564

Cash, cash equivalents, and restricted cash at end of the period	$6,749	$80,920

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
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
for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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

Reclassifications
Certain previously reported financial information has been reclassified to conform to the current period presentation. The impact of reclassifications was not significant to the prior year’s overall presentation. These reclassifications had no effect on the reported results of operations.
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
German Grant Income
The Company recognizes grant income in the period when the underlying eligible expenses are incurred. The German government grant program provides for tax refunds or direct reimbursements of eligible research expenses of up to 1.0 million euros per year over a period of six years. The grant was approved in 2022 and is retroactive to 2021. Grant income for the three- and six-
months ended June 30, 2023 has been recorded in other income (expense), net on the Company’s condensed consolidated statements of operations and comprehensive loss. The corresponding receivable is included in current assets or other assets on the Company’s condensed consolidated balance sheet depending upon expectations for collection within 12 months of the balance sheet date.
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
Following the closing of the Business Combination, the Company paid Bayer a $5.0 million upfront license fee on January 5, 2021. As of December 31, 2022, the Company recorded a $1.0 million development milestone payable to Bayer, which has subsequently been paid, in connection with the Company’s IND filing for VIP236. Each of these milestone obligations were expensed as incurred.
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
NOTE 4. FAIR VALUE MEASUREMENT
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$4,765	$—	$—	$4,765
Short-term marketable securities:
Commercial paper	—	5,171	—	5,171
U.S. government treasuries	2,953	—	—	2,953
U.S. government agency securities	—	10,463	—	10,463
Corporate debt securities	—	2,093	—	2,093

Total cash equivalents and marketable securities	$7,718	$17,727	$—	$25,445

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$2,266	$—	$—	$2,266
Commercial paper	—	4,496	—	4,496
Corporate debt securities	—	3,032	—	3,032
Short-term marketable securities:
Commercial paper	—	15,587	—	15,587
U.S. government treasuries	1,005	—	—	1,005
U.S. government agency securities	—	16,069	—	16,069
Corporate debt securities	—	8,135	—	8,135

Total cash equivalents and marketable securities	$3,271	$47,319	$—	$50,590

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets between Level 1, Level 2, or Level 3 during the three- and six-month
periods ended June 30, 2023.

	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$244	$244

Total fair value	$—	$—	$244	$244

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$144	$144

Total fair value	$—	$—	$144	$144

The estimated fair value of the warrant liability for the private warrants at June 30, 2023 and December 31, 2022 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its ordinary shares based on its historical volatility for a time period that approximates the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. There were no changes to the number of private warrants underlying the Level 3 financial instruments during the three- and six-months
ended June 30, 2023. There were no transfers between Level 1, 2, or 3 during the three- and six-months
ended June 30, 2023 and 2022.
The following table presents changes in Level 3 liabilities measured at fair value for the six-month
period ended June 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2023	$144
Change in fair value	100

Balance – June 30, 2023	$244

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2023 and December 31, 2022 is as follows:

	As of June 30, 2023	As of December 31, 2022
Stock price	$1.30	$1.02
Exercise price	$11.50	$11.50
Option term (years)	2.5	3.0
Volatility (annual)	80.6%	73.7%
Risk-free rate	4.6%	4.1%
Dividend yield (per share)	0%	0%

NOTE 5.
AVAILABLE-FOR-SALE
SECURITIES
All marketable securities were considered
available-for-sale
at June 30, 2023. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at June 30, 2023 are summarized in the table below (amounts in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Assets:
Short-term marketable securities:
Commercial paper	$5,173	$—	$(2)	$5,171
U.S. government treasuries	2,954	—	(1)	2,953
U.S. government agency securities	10,471	—	(8)	10,463
Corporate debt securities	2,093	—	—	2,093

Total marketable securities	$20,691	$—	$(11)	$20,680

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Assets:
Short-term marketable securities:
Commercial paper	$15,608	$—	$(21)	$15,587
U.S. government treasuries	1,007	—	(2)	1,005
U.S. government agency securities	16,105	—	(36)	16,069
Corporate debt securities	8,149	—	(14)	8,135

Total marketable securities	$40,869	$—	$(73)	$40,796

As of June 30, 2023, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three- and six-
mont
hs
ended June 30, 2023.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Leases
On December 23, 2020, the Company entered into a five-year term lease agreement which commenced on January 1, 2021. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.2 million.
At June 30, 2023, the Company had operating lease liabilities of approximately $3.0 million and right-of-use
assets of approximately $2.7 million, which were included in the condensed consolidated balance sheets.
In connection with the Company’s strategic plan and workforce reduction in 2022, the Company consolidated its leased office space at its corporate headquarters location. Effective July 8, 2022, the Company subleased substantially all of its remaining unused office space for a term of 18 months at a base rent of $50,000 per month. The Company has not been legally released from its primary obligations under the original lease and subsequent amendments and, therefore, continues to account for the original lease according to Accounting Standard Codification (“ASC”) Topic 842, “Leases.” The Company records both fixed and variable payments received from the sublessee in its condensed consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense. Such payments received in the three- and six-
months ended June 30, 2023 were $150,000 and $300,000, respectively. The Company also received a $50,000 deposit, recorded as a noncurrent liability in the condensed consolidated balance sheets.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Lease cost
Operating lease cost	$299	$299	$598	$598
Variable lease cost	—	—	—	—

Total operating lease expense	$299	$299	$598	$598

Other information
Operating cash flows from operating leases	$317	$219	$634	$438
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term – operating leases	2.5	3.5	2.5	3.5
Weighted-average discount rate – operating leases	8%	8%	8%	8%
As of June 30, 2023, future minimum payments during the remaining period and the next three years are as follows (in thousands):

Remaining period ended December 31, 2023	$633
Year ended December 31, 2024	1,320
Year ended December 31, 2025	1,372
Year ended December 31, 2026	28

Total	3,353
Less present value discount	(329)

Operating lease liabilities included in the condensed consolidated balance sheet at June 30, 2023	$3,024

NOTE 7. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of June 30, 2023 and December 31, 2022, there were 21,380,570 shares and 21,242,884 shares, respectively, of common stock outstanding, and no shares of preferred stock outstanding.

Restricted Stock
A summary of restricted stock activity for the three- and
six-months
ended June 30, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	67,002	$0.065
Vested	(16,396)	—

Nonvested at March 31, 2023	50,606	$0.074
Vested	(10,848)	—

Nonvested at June 30, 2023	39,758	$0.078

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	182,686	$0.045
Vested	(33,203)	—

Nonvested at March 31, 2022	149,483	0.049
Vested	(27,493)	—

Nonvested at June 30, 2022	121,990	$0.052

As of June 30, 2023, there was approximately $3,100 of unrecognized stock-based compensation related to restricted stock that will be amortized in 1.0 years.
Warrants
As of June 30, 2023 and December 31, 2022, there were
 3,295,000 private warrants to purchase common stock outstanding. No public warrants remain outstanding at June 30, 2023 and December 31, 2022.
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
NOTE 8. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of June 30, 2023, the Company had 5,600,152 shares of common stock reserved for issuance, and 237,700 options to acquire common stock that are available to grant, under the 2020 Plan.
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

Stock option activity under the 2020 Plan is as follows (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	4,353	$10.87	8.6	$125
Options granted	1,131	1.21	—	—
Options exercised	(3)	0.82	—	—
Options cancelled	(119)	16.56	—	—

Outstanding at June 30, 2023	5,362	$8.71	8.6	$424

Options vested and exercisable at June 30, 2023	2,825	$13.03	8.2	$106

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
As of June 30, 2023, the Company had stock-based compensation of approximately $2.8 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 0.8 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022
Exercise price	$1.21	$5.62
Expected term (years)	5.5	6.0
Volatility (annual)	89.5%	83.6%
Risk-free rate	4.0%	3.0%
Dividend yield (per share)	0%	0%
Total stock-based compensation expense recognized in the three- and six-
months ended June 30, 2023 and 2022 was as follows (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Research and development	$196	$2,200	$613	$5,684
General and administrative	498	1,162	1,156	2,936

Total stock-based compensation expense	$694	$3,362	$1,769	$8,620

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

The following table sets forth the computation of loss per share for the three- and six-
months ended June 30, 2023 and 2022 (amounts in thousands, except per share number):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(11,151)	$(18,421)	$(25,492)	$(34,845)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,274	20,995	21,231	20,946

Net loss per common share, basic and diluted	$(0.52)	$(0.88)	$(1.20)	$(1.66)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	For the three and six months ended June 30,
	2023	2022
Options outstanding	5,362	3,943
Warrants	3,295	3,295
Restricted stock	40	122

Total	8,697	7,360

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage biopharmaceutical company focused on leveraging our extensive development and oncology expertise to advance new therapies intended to address unmet medical needs for the treatment of cancer. Our current pipeline is entirely derived from the Bayer License Agreement, pursuant to which we have been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how to develop, use, manufacture, commercialize, sublicense, and distribute (i) a bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule drug conjugates, and (ii) a small molecule drug program. We intend to use these product candidates to treat various cancers in a patient-specific, targeted approach. We believe that these product candidates are differentiated from current programs targeting similar cancer biology and, if approved, may improve clinical outcomes of patients with cancer.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended June 30
	2023	2022	Amount Change
Operating expenses:
General and administrative	$3,787	$4,722	$(935)
Research and development	7,873	13,742	(5,869)
Restructuring	—	1,159	(1,159)

Total operating expenses	11,660	19,623	(7,963)

Loss from operations	(11,660)	(19,623)	7,963

Other income (expense)
Change in fair value of warrant liabilities	(118)	1,202	(1,320)
Interest income	327	—	327
Other income (expense)	300	—	300

Total other income (expense)	509	1,202	(693)

Net loss	$(11,151)	$(18,421)	$7,270

	For the six months ended June 30
	2023	2022	Amount Change
Operating expenses:
General and administrative	$8,299	$10,378	$(2,079)
Research and development	18,460	29,713	(11,253)
Restructuring	—	1,159	(1,159)

Total operating expenses	26,759	41,250	(14,491)

Loss from operations	(26,759)	(41,250)	14,491

Other income (expense)
Change in fair value of warrant liabilities	(100)	6,413	(6,513)
Interest income	793	—	793
Other income (expense)	574	(8)	582

Total other income (expense)	1,267	6,405	(5,138)

Net loss	$(25,492)	$(34,845)	$9,353

Research and Development

Research and development expenses decreased by approximately $5.9 million and $11.3 million, respectively, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The decrease for the three months ended June 30, 2023 compared with the same period in 2022 is primarily the result of decreases in stock-based compensation expense of approximately $2.0 million, payroll related costs of approximately $0.9 million as a result of our headcount reduction in June 2022, clinical services of approximately $1.1 million, and third party research and preclinical work of approximately $1.1 million. The decrease for the six months ended June 30, 2023 compared with the same period in 2022 is primarily the result of decreases in stock-based compensation expense of approximately $5.0 million, payroll related costs of approximately $2.1 million as a result of the headcount reduction, clinical services of approximately $1.8 million, and manufacturing services associated with our ADC program of approximately $1.4 million.

General and Administrative

General and administrative expenses decreased by approximately $1.0 million and $2.1 million, respectively, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. These decreases are primarily due to decreases in stock-based compensation expense of approximately $0.7 million and $1.8 million for the three and six months ended June 30, 2023, respectively.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the three and six months ended June 30, 2022 is primarily due to the decrease in the closing price of our common stock from $10.19 as of December 31, 2021 to $4.00 as of March 31, 2022, and to $1.32 as of June 30, 2022. For the three and six months ended June 30, 2023, the change in the stock price was insignificant.

Interest Income

Interest income is primarily comprised of interest income and gains or losses realized on cash, cash equivalents, and marketable securities. The increase in interest income to $0.3 million and $0.8 million for the three and six months ended June 30, 2023, respectively, is a result of rising interest rates within our portfolio of cash equivalents and short-term marketable securities.

Other Income (Expense)

Other income (expense) is primarily comprised of estimated grant income of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, earned in connection with our research activities conducted at our German subsidiary, partially offset by foreign currency transaction gains and losses related to certain transactions with European third-party vendors.

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

We expect our operating expenses to decrease over the next 12 months as we have completed significant portions of our manufacturing activities related to our lead programs, VIP236 and VIP943. We intend to prioritize resources towards advancing Phase I studies in these two lead programs and control spending, including discretionary spending, in other areas. We can adjust our operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. We routinely evaluate the status of our clinical development programs as well as potential strategic options.

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

We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. At June 30, 2023, we had approximately $27.4 million in cash, cash equivalents, and marketable securities. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs, and certain of the milestone payments under the Bayer License Agreement. In June 2022, our board of directors approved a strategic plan to prioritize, focus and realign our resources, including a 33% workforce reduction, to support our prioritized studies and programs and extend our estimated cash runway. Based on our current business plans and assumptions, we believe our existing cash will enable us to fund our operating expenses and capital requirements into late 2024. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

•	the number and development requirements of product candidates that we may pursue;

•	the costs, timing, and outcome of regulatory review of our product candidates;

•	the timing and amount of our milestone payments to Bayer under the Bayer License Agreement;

•	our headcount and associated costs;

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

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the six months ended June,
	2023	2022
Net cash used in operating activities	$(25,789)	$(30,915)
Net cash provided by investing activities	$20,689	$—
Net cash provided by financing activities	$96	$242

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to research and development, clinical trials, and general and administrative activities. As we continue to expand clinical trials of, and seek marketing approval for, our product candidates, we expect our cash used in operating activities to increase, subject to additional funding, before we start to generate any material cash flows from our business.

Net cash used in operating activities was approximately $25.8 million for the six months ended June 30, 2023, consisting primarily of payments to clinical and manufacturing service providers, internal payroll costs, and third-party professional services as we operate as a public company and prepare for and conduct our clinical trials. Our net loss during the six months ended June 30, 2023 was approximately $25.5 million, which included approximately $1.8 million related to stock-based compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 consisted of sales and maturities of marketable securities of approximately $31.3 million, partially offset by purchases of marketable securities of approximately $10.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities consists solely of proceeds from issuance of common stock from employee stock plans.

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

Interest Rate Risk

Cash and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. As of June 30, 2023, we held cash equivalents and short-term marketable securities. The short-term nature of these investments are not significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2023, we had approximately $27.4 million in cash, cash equivalents, and marketable securities. We intend to use our existing capital resources to advance and expand our preclinical and clinical programs, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs, and for working capital and other general corporate purposes. Based on our current business plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into late 2024. Our estimate as to how long we expect our existing cash to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

The United Kingdom left the European Union on January 31, 2020, an event commonly referred to as “Brexit.” Brexit imposes new regulatory costs and challenges that may have a material adverse effect on us and our operations. We may face decreased chances to obtain market approval for our products in the European Union, including the possibility that the European Medicines Agency will not accept data from our clinical trials conducted in the United Kingdom or will only do so if we comply with certain conditions. Conversely, since a significant proportion of the United Kingdom’s regulatory framework affecting the pharmaceutical and biotechnological industry is derived from European Union directives and regulations, Brexit could materially alter the regulatory regime with respect to our product candidates in the United Kingdom, which may increase the time and costs associated with obtaining regulatory approval from the relevant authorities. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Altered regulations could also add time and expense to the process by which our product candidates receive regulatory approval in the United Kingdom and the European Union.

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

Our commercial success depends in part on our ability to obtain and maintain intellectual property for VIP236, VIP943, VIP924, enitociclib, and our other product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our product candidates, proprietary technologies, and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties.

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

Although we have licensed issued patents that cover certain of our product candidates and technologies, we do not have issued patents covering all of our product candidates and technologies, and we may need additional issued patents covering such product candidates and technologies. We cannot be certain that the claims in any of our U.S. pending patent applications, corresponding international patent applications, and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the USPTO, courts in the U.S., or the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents or our licensor’s issued patents will not be found invalid or unenforceable if challenged.

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

If we are unable to protect the confidentiality of our proprietary information, our business and competitive position would be harmed.

We rely on the protection of our proprietary information, including our technologies and know-how, to maintain our competitive position. Although we have taken steps to protect such information, including entering into confidentiality agreements with third parties and confidential information and inventions agreements with employees, consultants, and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing claims that a party illegally used or disclosed such information is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to enforce such claims.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose such protection the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, our ability to obtain patent protection or to protect such information may be jeopardized.

We may be subject to claims that we or our employees, agents, or consultants have wrongfully used or disclosed alleged confidential information or trade secrets of third parties.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of July 31, 2023, private warrants to purchase 3,295,000 shares of common stock were outstanding. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such private warrants are exercised or otherwise converted into shares of our common stock or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers, and other affiliates, and certain of such shares are eligible for sale in the public market under our currently effective Registration Statement on Form S-3. In addition, in September 2021, we sold 3,500,000 shares of our common stock to certain investors in a private placement, and such shares are available for resale under our Registration Statement on Form S-3. Sales, or potential sales, of substantial numbers of shares in the public market could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.

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

As of July 31, 2023, Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, beneficially owned, directly or indirectly, approximately 17.0% of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 22.0% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation and approval of significant corporate transactions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have in the past and may in the future determine that there are material weaknesses in our internal control over financial reporting. Any material weaknesses or other inability to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price, and ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements, and covenants regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business and prospects.

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

VINCERX PHARMA, INC.

Date: August 7, 2023	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: August 7, 2023	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer