Form 10-Q
period 2023-09-30
Vincerx Pharma, Inc.
filed 2023-11-14
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

12b-2

of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, there were 21,380,570 shares of the registrant’s common stock outstanding.

i

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. When used in this report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “forecast,” “goal,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “suggests,” “scheduled,” “target,” or “will,” and similar expressions are intended to identify forward-looking statements, and include but are not limited to:

•	our future financial and business performance;

•	strategic plans for our business and product candidates;

•	the attributes of, and our ability to develop or commercialize, our product candidates;

•	the expected results and timing of clinical trials and nonclinical studies;

•	our ability to comply with the terms of the Bayer License Agreement;

•	developments and projections relating to our competitors and industry;

•	our expectations regarding our ability to obtain, develop, and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our future capital requirements and sufficiency of available cash, including our expected cash runway, and the timing of those requirements, and sources and uses of cash;

•	our ability to obtain funding for our operations and continue as a going concern;

•	our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	our business, expansion plans, and opportunities; and

•	changes in applicable laws or regulations.

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with preclinical or clinical development and trials, including clinical trials conducted prior to our in-licensing;

•	risks related to the rollout of our business and the timing of expected business and product development milestones;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture, and commercialize product candidates;

•	general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets;

•	changes in applicable laws or regulations;

•	the impact of natural disasters, including climate change, and the impact of health pandemics and epidemics, including COVID-19, on our business;

•	the size and growth potential of the markets for our products, and our ability to serve those markets;

•	market acceptance of our planned products;

•	our ability to raise capital and continue as a going concern;

•	the possibility that our business may be adversely affected by other economic, business, political, or competitive factors, including the impact of inflation and the wars in Ukraine and Israel; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”

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

Vincerx®, Vincerx Pharma®, the Vincerx Wings logo design, CellTrapper®, and VersAptx™ are our trademarks or registered trademarks. This report may also contain trademarks and trade names that are the property of their respective owners.

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

•

We rely on the Bayer License Agreement to provide rights to the core intellectual property relating to all of our current product candidates, which agreement imposes significant payment and other obligations on us. Any failure by us to perform our obligations under the Bayer License Agreement could give Bayer AG (“Bayer”) the right to terminate or seek other remedies under the agreement, and any termination or loss of important rights under the Bayer License Agreement would significantly and adversely affect our ability to develop and commercialize VIP236, VIP943, VIP924, enitociclib (formerly VIP152), and our other current product candidates, raise capital, or continue our operations.

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

•

We require substantial capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts and may not be able to continue as a going concern.

•

We have incurred net losses since inception and expect to continue to incur significant net losses for the foreseeable future, and there can be no assurance we will be able to raise capital and continue as a going concern.

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

•

If we are unable to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted, which could negatively impact the liquidity and price of our common stock, our ability to access the capital markets, and the confidence of investors and others.

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,078	$11,663
Restricted cash	70	70
Short-term marketable securities	5,724	40,796
Prepaid expenses	322	134
Grant receivable	1,053	1,372
Other current assets	571	1,929

Total current assets	22,818	55,964
Right-of-use assets, net	2,447	3,064
Property, plant and equipment, net	137	177
Other assets	874	81

Total assets	$26,276	$59,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,062	$4,065
Accrued expenses	4,526	3,923
Lease liability	1,126	1,024
Common stock warrant liabilities	132	144

Total current liabilities	8,846	9,156
Lease liability, net of current portion	1,639	2,412
Other noncurrent liabilities	50	50

Total liabilities	10,535	11,618

Commitments and contingencies—Note 6
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 21,380,570 shares and 21,242,884 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	172,232	169,030
Accumulated other comprehensive income (loss)	52	(26)
Accumulated deficit	(156,545)	(121,338)

Total stockholders’ equity	15,741	47,668

Total liabilities and stockholders’ equity	$26,276	$59,286

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$3,517	$4,525	$11,816	$14,903
Research and development	6,800	11,066	25,260	40,779
Restructuring	—	1,310	—	2,469

Total operating expenses	10,317	16,901	37,076	58,151

Loss from operations	(10,317)	(16,901)	(37,076)	(58,151)

Other income (expense)
Change in fair value of warrant liabilities	112	(79)	12	6,334
Interest income	260	204	1,053	204
Other income (expense)	230	(103)	804	(111)

Total other income (expense)	602	22	1,869	6,427

Net loss	(9,715)	(16,879)	(35,207)	(51,724)
Other comprehensive income:
Net foreign currency translation gain (loss)	(29)	14	3	39
Net unrealized gain (loss) on marketable securities	12	(81)	75	(81)

Comprehensive loss	$(9,732)	$(16,946)	$(35,129)	$(51,766)

Net loss per common share, basic and diluted	$(0.46)	$(0.80)	$(1.66)	$(2.46)

Weighted average common shares outstanding, basic and diluted	21,345	21,083	21,269	20,992

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)
(
in thousands
)

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2023	21,381	$2	$170,895	$69	$(146,830)	$24,136
Stock-based compensation	—	—	1,337	—	—	1,337
Cumulative translation adjustment	—	—	—	(29)	—	(29)
Unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(9,715)	(9,715)

Balance as of September 30, 2023	21,381	$2	$172,232	$52	$(156,545)	$15,741

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	21,243	$2	$169,030	$(26)	$(121,338)	$47,668
Issuance of common stock from employee stock plans	138	—	96	—	—	96
Stock-based compensation	—	—	3,106	—	—	3,106
Cumulative translation adjustment	—	—	—	3	—	3
Unrealized gain on marketable securities	—	—	—	75	—	75
Net loss	—	—	—	—	(35,207)	(35,207)

Balance as of September 30, 2023	21,381	$2	$172,232	$52	$(156,545)	$15,741

	For the Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2022	21,189	$2	$165,173	$4	$(90,816)	$74,363
Stock-based compensation	—	—	2,290	—	—	2,290
Cumulative translation adjustment	—	—	—	14		14
Unrealized loss on marketable securities	—	—	—	(81)		(81)
Net loss	—	—	—	—	(16,879)	(16,879)

Balance as of September 30, 2022	21,189	$2	$167,463	$(63)	$(107,695)	$59,707

	For the Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	21,057	$2	$156,311	$(21)	$(55,971)	$100,321
Issuance of common stock from employee stock plans	132	—	242	—	—	242
Stock-based compensation	—	—	10,910	—	—	10,910
Cumulative translation adjustment	—	—	—	39	—	39
Unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(51,724)	(51,724)

Balance as of September 30, 2022	21,189	$2	$167,463	$(63)	$(107,695)	$59,707

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(35,207)	$(51,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40	40
Stock-based compensation	3,106	10,910
Amortization of right-of-use assets	617	658
Change in fair value of warrant liabilities	(12)	(6,334)
Net amortization of discounts on marketable securities	(603)	(57)
Changes in operating assets and liabilities:
Prepaid and other current assets	1,170	(939)
Grant r ec eivable	319	—
Other assets	(793)	11
Accounts payable	(1,003)	2,374
Accrued expenses	603	(270)
Lease liabilities	(671)	(506)
Other no nc urrent liabilities	—	50

Net cash used in operating activities	(32,434)	(45,787)

Cash Flows from Investing Activities:
Purchases of marketable securities	(11,821)	(20,195)
Sales and maturities of marketable securities	47,571	—

Net cash provided by (used in) investing activities	35,750	(20,195)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock from employee stock plans	96	242

Net cash provided by financing activities	96	242

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	44

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,415	(65,696)
Cash, cash equivalents, and restricted cash at beginning of the period	11,733	111,564

Cash, cash equivalents, and restricted cash at end of the period	$15,148	$45,868

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
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
The Company is a clinical-stage biopharmaceutical company focused on leveraging its extensive development and oncology expertise to advance new therapies intended to address unmet medical needs for the treatment of cancer. The Company’s current pipeline is entirely derived from the Bayer License Agreement (see Note 3), pursuant to which the Company has been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense, and distribute (i) a bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule-drug conjugates, and (ii) a small molecule drug program, including a
P-TEFb
inhibitor compound. The Company intends to use these product candidates to treat various cancers in a patient-specific, targeted approach.
The Company’s business operations, and those of third parties with whom the Company conducts business, have been, and could continue to be, adversely affected by health pandemics and epidemics, including
COVID-19,
and by economic, business, and political events, including inflation and the wars in Ukraine and Israel. The extent to which these factors could continue to impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence. Management continues to evaluate the impact of these factors on the Company’s current operations and future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful and that these factors will not have a negative effect on the Company’s financial position and results of its operations.
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
for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
Liquidity and Going Concern
As of September 30, 2023, the Company had approximately $20.8 million in cash, cash equivalents, and marketable securities. The Company has incurred recurring operating losses and negative cash flows from operating activities since its inception and expects to continue to incur operating losses and negative cash flows in the future. Based on current business plans and assumptions, the Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into late 2024, although this estimate is based on plans and assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. Accordingly, the Company will need to raise additional capital through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources, and such additional capital may not be available on favorable terms or at all, particularly in light of the current economic and market conditions. Market volatility resulting from pandemics or other epidemics, including
COVID-19,
inflation and other economic and market conditions, the wars in Ukraine and Israel, the inability to maintain our listing on The Nasdaq Capital Market, and other factors could also adversely impact the Company’s ability to raise additional capital. The failure to raise additional capital as and when needed or on acceptable terms would have a negative impact on the Company’s financial condition and the ability to pursue its business strategy, and the Company may have to reduce its workforce or delay, reduce the scope of, suspend, or eliminate one or more preclinical programs, clinical trials, or future commercialization efforts, or curtail its business operations.
In accordance with Accounting Standards Update (“ASU”)
2014-15,
 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
 (Subtopic
205-40),
the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year after the date that its unaudited condensed consolidated financial statements are issued. In light of the Company’s existing cash resources and current and expected operating losses and negative cash flows, the Company expects to need additional capital prior to the one-year
anniversary of the issuance of its unaudited condensed consolidated financial statements, and such additional capital may not be available as and when needed on acceptable terms or at all. As a result, the Company has concluded that these circumstances and the uncertainties associated with its ability to obtain additional capital raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that its unaudited condensed consolidated financial statements are issued.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
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
German Grant Income
The Company recognizes grant income in the period when the underlying eligible expenses are incurred. The German government grant program provides for tax refunds or direct reimbursements of eligible research expenses of up to 1.0 million euros per year over a period of six years. The grant was approved in 2022 and is retroactive to 2021. Grant income for the three- and nine- months ended September 30, 2023 has been recorded in other income (expense), net on the Company’s condensed consolidated statements of operations and comprehensive loss. The corresponding receivable is included in current assets or other assets, $1.0 million and $0.7 million, respectively, at September 30, 2023, on the Company’s condensed consolidated balance sheet depending upon expectations for collection within 12 months of the balance sheet date.
There have been no other material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form
10-K.
NOTE 3. BAYER LICENSE
On October 7, 2020, the Company entered into the Bayer License Agreement, which became effective on December 23, 2020 upon the closing of the Business Combination. Pursuant to the Bayer License Agreement, the Company has an exclusive, worldwide, royalty-bearing license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense, and distribute (i) a bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule-drug conjugates, and (ii) a small molecule drug program, including a
P-TEFb
inhibitor compound.
Following the closing of the Business Combination, the Company paid Bayer a $5.0 million upfront license fee on January 5, 2021. As of December 31, 2022, the Company recorded a $1.0 million development milestone payable to Bayer, which has subsequently been paid, in connection with the Company’s IND filing for VIP236. As of September 30, 2023, the Company recorded another $1.0 million development milestone in connection with the Company’s IND filing for VIP943. Each of these milestone obligations were expensed as incurred.
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

NOTE 4. FAIR VALUE MEASUREMENT
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$5,042	$—	$—	$5,042
U.S. government treasuries	6,464	—	—	6,464
U.S. government agency securities	—	1,487	—	1,487
Short-term marketable securities:
U.S. government treasuries	2,993	—	—	2,993
U.S. government agency securities	—	2,731	—	2,731

Total cash equivalents and marketable securities	$14,499	$4,218	$—	$18,717

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$2,266	$—	$—	$2,266
Commercial paper	—	4,496	—	4,496
Corporate debt securities	—	3,032	—	3,032
Short-term marketable securities:
Commercial paper	—	15,587	—	15,587
U.S. government treasuries	1,005	—	—	1,005
U.S. government agency securities	—	16,069	—	16,069
Corporate debt securities	—	8,135	—	8,135

Total cash equivalents and marketable securities	$3,271	$47,319	$—	$50,590

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets between Level 1, Level 2, or Level 3 during the three- and nine-month periods ended September 30, 2023.

	Fair Value Measured as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$132	$132

Total fair value	$—	$—	$132	$132

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$144	$144

Total fair value	$—	$—	$144	$144

The estimated fair value of the warrant liability for the private warrants at September 30, 2023 and December 31, 2022 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its ordinary shares based on its historical volatility for a time period that approximates the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. There were no changes to the number of private warrants underlying the Level 3 financial instruments during the three- and nine-months ended September 30, 2023. There were no transfers between Level 1, 2, or 3 during the three- and nine-months ended September 30, 2023 and 2022.
The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2023	$144
Change in fair value	(12)

Balance – September 30, 2023	$132

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023 and December 31, 2022 is as follows:

	As of September 30, 2023	As of December 31, 2022
Stock price	$1.01	$1.02
Exercise price	$11.50	$11.50
Term (years)	2.2	3.0
Volatility (annual)	85.2%	73.7%
Risk-free rate	4.9%	4.1%
Dividend yield (per share)	0%	0%
NOTE 5.
AVAILABLE-FOR-SALE
SECURITIES
All marketable securities were considered
available-for-sale
at September 30, 2023. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at September 30, 2023 are summarized in the table below (amounts in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Assets:
Short-term marketable securities:
U.S. government treasuries	$2,993	$—	$—	$2,993
U.S. government agency securities	2,730	1	—	2,731

Total marketable securities	$5,723	$1	$—	$5,724

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Assets:
Short-term marketable securities:
Commercial paper	$15,608	$—	$(21)	$15,587
U.S. government treasuries	1,007	—	(2)	1,005
U.S. government agency securities	16,105	—	(36)	16,069
Corporate debt securities	8,149	—	(14)	8,135

Total marketable securities	$40,869	$—	$(73)	$40,796

As of September 30, 2023, none of the Company’s marketable securities wer
e in
an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position, if any, until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three- and nine-months ended September 30, 2023.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Leases
On December 23, 2020, the Company entered into a five-year term lease agreement which commenced on January 1, 2021. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.2 million.
At September 30, 2023, the Company had operating lease liabilities of approximately $2.8 million and right-of-use
assets of approximately $2.4 million, which were included in the condensed consolidated balance sheets.
In connection with the Company’s strategic plan and workforce reduction in 2022, the Company consolidated its leased office space at its corporate headquarters location. Effective July 8, 2022, the Company subleased substantially all of its remaining unused office space for a term of 18 months at a base rent of $50,000 per month. The Company has not been legally released from its primary obligations under the original lease and subsequent amendments and, therefore, continues to account for the original lease according to Accounting Standard Codification (“ASC”) Topic 842, “Leases.” The Company records both fixed and variable payments received from the sublessee in its condensed consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense. Such payments received in the three- and nine- months ended September 30, 2023 were $150,000 and $450,000, respectively. The Company also received a $50,000 deposit, recorded as a noncurrent liability in the condensed consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Lease cost
Operating lease cost	$299	$299	$897	$897
Variable lease cost	—	—	—	—

Total operating lease expense	$299	$299	$897	$897

Other information
Operating cash flows from operating leases	$318	$305	$952	$743
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term – operating leases	2.3	3.3	2.3	3.3
Weighted-average discount rate – operating leases	8%	8%	8%	8%
As of September 30, 2023, future minimum payments during the remaining period and the next three years are as follows (in thousands):

Remaining period ended December 31, 2023	$316
Year ended December 31, 2024	1,320
Year ended December 31, 2025	1,372
Year ended December 31, 2026	28

Total	3,036
Less present value discount	(271)

Operating lease liabilities included in the condensed consolidated balance sheet at September 30, 2023	$2,765

NOTE 7. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of September 30, 2023 and December 31, 2022, there were 21,380,570 shares and 21,242,884 shares, respectively, of common stock outstanding, and no shares of preferred stock outstanding.
Restricted Stock
A summary of restricted stock activity for the three- and nine-months ended September 30, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	67,002	$0.065
Vested	(16,396)	—

Nonvested at March 31, 2023	50,606	$0.074
Vested	(10,848)	—

Nonvested at June 30, 2023	39,758	$0.078
Vested	(10,848)	—

Nonvested at September 30, 2023	28,910	$0.086

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	182,686	$0.045
Vested	(33,203)	—

Nonvested at March 31, 2022	149,483	0.049
Vested	(27,493)	—

Nonvested at June 30, 2022	121,990	$0.052
Vested	(27,494)	—

Nonvested at September 30, 2022	94,496	$0.056

As of September 30, 2023, there was approximately $2,300 of unrecognized stock-based compensation related to restricted stock that will be amortized in 0.8 years.
Warrants
As of September 30, 2023 and December 31, 2022, there were 3,295,000 private warrants to purchase common stock outstanding. No public warrants remain outstanding at September 30, 2023 and December 31, 2022.
The private warrants are identical to the previously outstanding public warrants except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share and (ii) such private warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such private warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the private warrants held by Rosedale Park, LLC and 500,000 of the private warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision substantially identical to that of the public warrants; provided, however, that such redemption rights may not be exercised during the first 12 months following the closing of the Business Combination unless the last sales price of the Company’s common stock has been equal to or greater than $20.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given), in each case so long as they are still held by the initial pur chasers or thei
r affiliates. The private warrants purchased by Rosedale Park, LLC, will expire on March 5, 2025, provided that once the private warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons anymore, the private warrants may not be exercised five years following the completion of the Company’s initial business combination.

The previously outstanding public warrants and the private warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, “Derivatives and Hedging” (see Note 4). The remaining private warrants were determined to be liability classified in accordance with ASC 815, “Derivatives and Hedging” (see Note 4).
NOTE 8. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of September 30, 2023, the Company had 5,600,152 shares of common stock reserved for issuance, and 278,731 options to acquire common stock that are available to grant, under the 2020 Plan.
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
Stock option activity under the 2020 Plan is as follows (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	4,353	$10.87	8.6	$125
Options granted	1,131	1.21	—	—
Options exercised	(3)	0.82	—	—
Options cancelled	(160)	14.16	—	—

Outstanding at September 30, 2023	5,321	$8.73	8.2	$118

Options vested and exercisable at September 30, 2023	3,272	$11.99	7.8	$49

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
As of September 30, 2023, the Company had stock-based compensation of approximately $1.3 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 0.7 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022
Exercise price	$1.21	$4.13
Expected term (years)	5.5	5.8
Volatility (annual)	89.5%	83.6%
Risk-free rate	4.0%	2.5%
Dividend yield (per share)	0%	0%

Total stock-based compensation expense recognized in the three- and nine- months ended September 30, 2023 and 2022 was as follows (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Research and development	$930	$938	$1,543	$6,622
General and administrative	407	905	1,563	3,841
Restructuring	—	447	—	447

Total stock-based compensation expense	$1,337	$2,290	$3,106	$10,910

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
The following table sets forth the computation of loss per share for the three- and nine- months ended September 30, 2023 and 2022 (amounts in thousands, except per share number):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(9,715)	$(16,879)	$(35,207)	$(51,724)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,345	21,083	21,269	20,992

Net loss per common share, basic and diluted	$(0.46)	$(0.80)	$(1.66)	$(2.46)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	For the three and nine months ended September 30,
	2023	2022
Options outstanding	5,321	4,324
Warrants	3,295	3,295
Restricted stock	29	94

Total	8,645	7,713

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage biopharmaceutical company focused on leveraging our extensive development and oncology expertise to advance new therapies intended to address unmet medical needs for the treatment of cancer. Our current pipeline is entirely derived from the Bayer License Agreement, pursuant to which we have been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how to develop, use, manufacture, commercialize, sublicense, and distribute (i) a bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule-drug conjugates, and (ii) a small molecule drug program, including a P-TEFb inhibitor compound. We intend to use these product candidates to treat various cancers in a patient-specific, targeted approach. We believe that these product candidates are differentiated from current programs targeting similar cancer biology and, if approved, may improve clinical outcomes of patients with cancer.

Despite several decades of advances in targeted therapies, cancer continues to be the second leading cause of death in the United States population per the National Center for Health Statistics. Cancer is not a single disease but rather a constellation of maladies with each requiring a unique approach to vanquish it. Our vision is to address the unmet medical needs of patients with cancer with a diverse pipeline of targeted medicines. Our bioconjugation platform includes VIP943 and VIP924, which are next-generation ADC compounds addressing known and novel oncology targets that we believe could deliver a greater safety and efficacy profile than current ADC compounds. Our bioconjugation program also includes VIP236, an SMDC for solid tumors. Our small molecule drug program includes enitociclib, which is a highly selective, clinical-stage P-TEFb/CDK9 inhibitor. In addition to our lead products, we acquired the rights to additional product candidates that are still in the preclinical stage.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate that our research and development expenses will increase in the future as we continue to develop our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical and clinical programs. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs are expected to increase significantly as we commence, continue, and expand our clinical trials. Our future expenses may vary significantly each period based on factors such as:

•

expenses incurred to conduct preclinical studies required to advance our product candidates into clinical trials, including the impact of factors such as inflation, the wars in Ukraine and Israel, supply chain disruptions, and health pandemics and epidemics, including COVID-19;

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended September 30
	2023	2022	Amount Change
Operating expenses:
General and administrative	$3,517	$4,525	$(1,008)
Research and development	6,800	11,066	(4,266)
Restructuring	—	1,310	(1,310)

Total operating expenses	10,317	16,901	(6,584)

Loss from operations	(10,317)	(16,901)	6,584

Other income (expense)
Change in fair value of warrant liabilities	112	(79)	191
Interest income	260	204	56
Other income (expense)	230	(103)	333

Total other income (expense)	602	22	580

Net loss	$(9,715)	$(16,879)	$7,164

	For the nine months ended September 30
	2023	2022	Amount Change
Operating expenses:
General and administrative	$11,816	$14,903	$(3,087)
Research and development	25,260	40,779	(15,519)
Restructuring	—	2,469	(2,469)

Total operating expenses	37,076	58,151	(21,075)

Loss from operations	(37,076)	(58,151)	21,075

Other income (expense)
Change in fair value of warrant liabilities	12	6,334	(6,322)
Interest income	1,053	204	849
Other income (expense)	804	(111)	915

Total other income (expense)	1,869	6,427	(4,558)

Net loss	$(35,207)	$(51,724)	$16,517

Research and Development

Research and development expenses decreased by approximately $4.3 million and $15.5 million, respectively, for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023 compared with the same period in 2022 is primarily the result of decreases in manufacturing services associated with our ADC program of approximately $4.1 million and clinical services of approximately $0.9 million, partially offset by the $1.0 million development milestone in connection with our IND filing for VIP943. The decrease for the nine months ended September 30, 2023 compared with the same period in 2022 is primarily the result of decreases in manufacturing services associated with our ADC program of approximately $5.5 million, stock-based compensation expense of approximately $5.1 million, clinical services of approximately $2.7 million, and payroll related costs of approximately $1.7 million as a result of our headcount reduction in June 2022.

General and Administrative

General and administrative expenses decreased by approximately $1.0 million and $3.1 million, respectively, for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. These decreases are primarily due to decreases in stock-based compensation expense of approximately $0.5 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, as well as a decrease in professional services of $0.5 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the three and nine months ended September 30, 2022 is primarily due to the decrease in the closing price of our common stock from $10.19 as of December 31, 2021 to $1.32 as of June 30, 2022, and to $1.38 as of September 30, 2022. For the three and nine months ended September 30, 2023, the change in the stock price was insignificant.

Interest Income

Interest income is primarily comprised of interest income and gains or losses realized on cash, cash equivalents, and marketable securities. The increase in interest income to $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, is a result of rising interest rates within our portfolio of cash equivalents and short-term marketable securities.

Other Income (Expense)

Other income (expense) is primarily comprised of estimated grant income of approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, earned in connection with our research activities conducted at our German subsidiary, partially offset by foreign currency transaction gains and losses related to certain transactions with European third-party vendors.

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

We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. At September 30, 2023, we had approximately $20.8 million in cash, cash equivalents, and marketable securities. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs, and certain of the milestone payments under the Bayer License Agreement. Based on our current business plans and assumptions, we believe our existing cash will enable us to fund our operating expenses and capital requirements into late 2024. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or to grant licenses on terms that may not be favorable to us, or at all, particularly in light of current economic or market conditions. We do not have any committed external source of funds. Market volatility resulting from pandemics or other epidemics, including COVID-19, inflation and other economic and market conditions, the wars in Ukraine and Israel, the inability to maintain our listing on The Nasdaq Capital Market, and other factors, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to reduce our workforce or delay, reduce the scope of, suspend, or eliminate one or more of our preclinical programs, clinical trials, or future commercialization efforts, or curtail our operations.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued. In light of our existing cash resources and current and expected operating losses and negative cash flows, we expect to need additional capital prior to the one-year anniversary of the issuance of our unaudited condensed consolidated financial statements, and such additional capital may not be available as and when needed on acceptable terms or at all. As a result, we have concluded that these circumstances and the uncertainties associated with our ability to obtain additional capital raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued.

Our business operations, and those of third parties with whom we conduct business, have been, and could continue to be, adversely affected by health pandemics and epidemics, including COVID-19, and by economic, business, and political events, including inflation and the wars in Ukraine and Israel. The extent to which these factors could continue to impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence. Management continues to evaluate the impact of these factors on our current operations and future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful and that these factors will not have a negative effect on our financial position and results of operations.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the nine months ended September,
	2023	2022
Net cash used in operating activities	$(32,434)	$(45,787)
Net cash provided by (used in) investing activities	$35,750	$(20,195)
Net cash provided by financing activities	$96	$242

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to research and development, clinical trials, and general and administrative activities. Although we continue to expand clinical trials of, and seek marketing approval for, our product candidates, we expect our cash used in operating activities to decrease in the near term given our current capital constraints., If additional funding is obtained, our development activities and timelines could accelerate, and cash used in operating activities may begin to increase again before we start to generate any material cash flows from our business.

Net cash used in operating activities was approximately $32.4 million for the nine months ended September 30, 2023, consisting primarily of payments to clinical and manufacturing service providers, internal payroll costs, and third-party professional services as we operate as a public company and prepare for and conduct our clinical trials. Our net loss during the nine months ended September 30, 2023 was approximately $35.2 million, which included approximately $3.1 million related to stock-based compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 consisted of sales and maturities of marketable securities of approximately $47.6 million, partially offset by purchases of marketable securities of approximately $11.8 million.

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

Interest Rate Risk

Cash and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. As of September 30, 2023, we held cash equivalents and short-term marketable securities. The short-term nature of these investments are not significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIP236, VIP943, and VIP924 are part of our next-generation, modular bioconjugation platform (referred to as our “VersAptx platform”), the potential therapeutic benefits of which are unproven, and we may never develop, successfully conduct, or complete clinical trials, obtain marketing approval, and commercialize any of the product candidates in our VersAptx platform. While several bioconjugation and ADC candidates are under development by other companies, there is currently no approved bioconjugation therapy using our proprietary cytotoxin (an optimized CPT payload derived from SN38, a well-known cytotoxic drug and active metabolite of irinotecan) or an ADC using KSPi and CellTrapper. We may uncover a previously unknown risk associated with KSPi or our optimized CPT payload, our CellTrapper technology may not be as impermeable as initial testing suggests, our linker technology may not be as effective as initial testing suggests, or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional preclinical and clinical testing. While results from preclinical trials of VIP236, VIP943, and VIP924 have shown proof-of-concept for each, these product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. Positive results from preclinical trials are not necessarily predictive of the results of planned clinical trials of VIP236, VIP943, and VIP924. If the KSPi warhead or optimized CPT payload that we use is not safe in certain product candidates, we would be required to abandon or redesign all of our current lead ADC or SMDC product candidates. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of VIP236, VIP943, and VIP924 in pivotal clinical trials or in obtaining marketing approval thereafter.

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

If we are unable to successfully develop, conduct, or complete clinical trials, obtain marketing approval, and commercialize our product candidates, our business and prospects would be materially harmed.

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

Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, health pandemic or epidemic (such as COVID-19), power shortage, telecommunication failure, wars (such as the wars in Ukraine and Israel), or other natural or man-made accidents or incidents, including the impact of climate change, that result in us being unable to fully use our facilities, or those of our third-party contract manufacturers, or conduct our preclinical studies or clinical trials, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating condition. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates, or the interruption of our business operations.

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

We have incurred net losses since inception and expect to continue to incur significant net losses for the foreseeable future.

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

We require substantial capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts and may not be able to continue as a going concern.

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

As of September 30, 2023, we had approximately $20.8 million in cash, cash equivalents, and marketable securities. We intend to use our existing capital resources to advance and expand our preclinical and clinical programs, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs, and for working capital and other general corporate purposes. Based on our current business plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into late 2024. Our estimate as to how long we expect our existing cash to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources, which may dilute our stockholders or restrict our operating activities. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution. Raising additional funds through debt financing may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, development programs, or product candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic and market conditions. We do not have any committed external source of funds. Market volatility resulting from inflation and other economic and market conditions, the wars in Ukraine and Israel, the inability to maintain our listing on The Nasdaq Capital Market, or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend, or eliminate one or more of our preclinical programs, clinical trials, or future commercialization efforts, or curtail our operations.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued. In light of our existing cash resources and current and expected operating losses and negative cash flows, we expect to need additional capital prior to the one-year anniversary of the issuance of our unaudited condensed consolidated financial statements, and such additional capital may not be available as and when needed on acceptable terms or at all. As a result, we have concluded that these circumstances and the uncertainties associated with our ability to obtain additional capital raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued.

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

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority with respect to our product candidates. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity, and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can and often does change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, changes in policy or new initiatives during the period of drug development, clinical trials, and FDA regulatory review. For example, in the U.S., the FDA’s Project Optimus initiative has transformed the dose-finding and dose optimization paradigm across oncology to emphasize selection of a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well, which could increase the development time and costs of our clinical trials. In addition, the European Union has transitioned to full implementation of the EU Clinical Trials Regulation in January 2022, and the United Kingdom’s Medicines and Healthcare products Regulatory Agency transitioned the United Kingdom to a fully independent clinical trial regulatory framework, both of which could result in significant uncertainties and delays.

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

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Some of our product candidates may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if our product candidates are used in combination with other therapies, our product candidates may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation, and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

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

We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislative, administrative, or executive action, either in the United States or abroad. Such actions could impact our business and industry, including by imposing significant burdens on, or otherwise materially delaying, the FDA’s and other regulatory authorities’ ability to engage in regulatory and oversight activities. If these actions impose constraints on the ability of the FDA or other regulatory authorities to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The processes for manufacturing our product candidates, particularly our bioconjugation product candidates, are very complex and take significant time and resources to develop and implement. In addition, our supply chain of raw materials, consumables, intermediates, drug substances, and drug products for use in our clinical trials and, if approved by regulatory authorities, commercialization rely on a worldwide supply chain. We do not currently operate our own manufacturing facilities or have our own manufacturing capabilities for clinical or commercial production of our product candidates under development and intend to initially rely on third-party manufacturers for any such manufacturing. Third-party manufacturers that have the capabilities, processes, and expertise that we need for our product candidates and that can meet our quality standards may be difficult to identify or retain, and even if retained, such third-party manufacturers may not be able to perform the manufacturing services we require within our planned timeframes. We anticipate relying on a limited number of third-party manufacturers until such time, if any, as we decide, to expand our operations to include manufacturing capabilities. In addition, certain of our key third-party manufacturers are located in the European Union, which is experiencing, and could continue to experience, the impact of the wars in Ukraine and Israel on supply chains, and other economic matters, including inflation. Such third-party manufacturers may implement and certain of such manufacturers have implemented price increases that could negatively impact our ability to afford such manufacturing services.

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

Any inability to identify and retain third-party manufacturers on a cost-effective basis, any performance failure on the part of such manufacturers, or any disruption in our supply chain as a result of political unrest, the wars in Ukraine and Israel, trade disputes, natural disasters, pandemics or epidemics, climate change, or otherwise, could delay the development, clinical trials, regulatory approval, or commercialization of our product candidates, which would harm our business and prospects.

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

Filing, prosecuting and defending patents in all countries throughout the world can be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the federal and state laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The requirements for patentability differ regionally. For example, China has a heightened requirement for patentability and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval for a drug and its patent status. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Further, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and prospects may be adversely affected.

The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our technologies and product candidates. While we will endeavor to try to protect our technologies and product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time consuming, expensive, and unpredictable.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights. As an example, European applications now have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no established legal precedent, increasing the uncertainty.

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

If we are not able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted, which could negatively impact the liquidity and price of our common stock, our ability to access the capital markets, and the confidence of investors and others.

On September 14, 2023, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the closing bid price of our common stock for the prior 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share. To regain compliance, within 180 calendar days of the date of such notice, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum bid price requirement within the initial 180 day compliance period, we may be eligible for an additional 180-calendar day compliance period if at that time we meet the continued listing standard for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the minimum bid price requirement. If we fail to maintain compliance with the continued listing requirements and Nasdaq delists our common stock, we could face material adverse consequences, including:

•	limited availability of market quotations and decreased liquidity for our common stock, resulting in a decline in the trading price of our common stock;

•	adverse impact on the ability of stockholders to sell our common stock;

•	limited news and analyst coverage and negative publicity; and

•	decreased ability to raise capital and potential loss of confidence by investors, suppliers, customers, collaborators, and employees.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of October 31, 2023, private warrants to purchase 3,295,000 shares of common stock were outstanding. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such private warrants are exercised or otherwise converted into shares of our common stock or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers, and other affiliates, and certain of such shares are eligible for sale in the public market under our currently effective Registration Statement on Form S-3. Sales, or potential sales, of substantial numbers of shares in the public market could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.

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

As of October 31, 2023, Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, beneficially owned, directly or indirectly, approximately 17.3% of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 22.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation and approval of significant corporate transactions.

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

VINCERX PHARMA, INC.

Date: November 14, 2023	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: November 14, 2023	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer