Form 10-Q
period 2024-03-31
Vincerx Pharma, Inc.
filed 2024-05-14
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(650)
800-6676
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
of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 29,534,238 shares of the registrant’s common stock outstanding.

i

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. When used in this report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “forecast,” “goal,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “suggests,” “scheduled,” “target,” or “will,” and similar expressions are intended to identify forward-looking statements, and include but are not limited to:

•	our future financial and business performance;

•	strategic plans for our business and product candidates;

•	the attributes of, and our ability to develop or commercialize, our product candidates;

•	the strength of our pipeline, product candidates, VersAptx Platform, and management team;

•	the expected results and timing of clinical trials and nonclinical studies;

•	our ability to comply with the terms of the Bayer License Agreement;

•	our future capital requirements and sufficiency of available cash, including our expected cash runway, the timing of those requirements, and sources and uses of cash;

•	our ability to obtain funding for our operations and continue as a going concern;

•	our ability to adjust our operating plan spending levels;

•	developments and projections relating to our competitors and industry;

•	our expectations regarding our ability to obtain, develop, and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	our business, expansion plans, and opportunities; and

•	changes in applicable laws or regulations.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report. These forward-looking statements made by us in this report speak only as of the date of this report. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, Annual Report on Form 10-K for the year ended December 31, 2023, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC.

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

Frequently Used Terms

Unless the context indicates otherwise, references in this report to the “Company,” “Vincerx,” “we,” “us,” “our,” and similar terms refer to Vincerx Pharma, Inc. (f/k/a Vincera Pharma, Inc. f/k/a LifeSci Acquisition Corp.) and its consolidated subsidiaries. References to “LSAC” refer to LifeSci Acquisition Corp., our predecessor company prior to the consummation of the Business Combination (as defined below). Additional terms frequently used in this report include the following:

•	“ADC” means antibody-drug conjugate.

•	“Bayer License Agreement” means that certain License Agreement, dated October 7, 2020, by and among Legacy Vincera Pharma, Bayer Aktiengesellschaft and Bayer Intellectual Property GmbH.

•	“BLA” means a biologics license application.

•	“BPCIA” means the Biologics Price Competition and Innovation Act of 2009.

•	“Business Combination” means the Merger and the other transactions described in the Merger Agreement.

•	“Bylaws” means our amended and restated bylaws.

•	“CDK9” means cyclin-dependent kinase 9.

•	“Certificate of Incorporation” means our second amended and restated certificate of incorporation, as amended.

•	“cGMP” means current Good Manufacturing Practice.

•	“common stock” means our common stock, $0.0001 par value per share.

•	“CPT” means camptothecin.

•	“Earnout Shares” means certain rights to common stock after the closing of the Business Combination that Legacy Holders may be entitled to receive pursuant to the Merger Agreement.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

•	“FDA” means the U.S. Food and Drug Administration.

•	“GAAP” means accounting principles generally accepted in the United States of America.

•	“IND” means an investigational new drug application.

•	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.

•	“KSPi” means kinesin spindle protein inhibitor.

•	“Legacy Holders” means the stockholders of Legacy Vincera Pharma immediately prior to the Business Combination.

•	“Legacy Vincera Pharma” means Vincera Pharma, Inc. prior to the consummation of the Business Combination, which changed its name to VNRX Corp. following the Business Combination.

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

•	“P-TEFb” means positive transcription elongation factor beta.

•	“Securities Act” means the Securities Act of 1933, as amended.

•	“SMDC” means small molecule drug conjugate.

•	“USPTO” means the United States Patent and Trademark Office.

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

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,110	$12,782
Restricted cash	82	72
Prepaid expenses	700	51
Grant receivable	1,025	1,044
Other current assets	760	784

Total current assets	7,677	14,733
Right-of-use assets, net	1,950	2,201
Property, plant and equipment, net	111	125
Grant receivable	1,207	1,076
Other assets	138	82

Total assets	$11,083	$18,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,314	$2,497
Accrued expenses	1,727	1,755
Lease liability	1,198	1,162
Common stock warrant liabilities	5,395	191

Total current liabilities	10,634	5,605
Lease liability, net of current portion	1,021	1,340
Other noncurrent liabilities	50	50

Total liabilities	11,705	6,995

Commitments and contingencies—Note 5
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 21,413,389 shares and 21,407,510 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	170,857	170,324
Accumulated other comprehensive income	60	8
Accumulated deficit	(171,541)	(159,112)

Total stockholders’ equity (deficit)	(622)	11,222

Total liabilities and stockholders’ equity (deficit)	$11,083	$18,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended March 31,
	2024	2023
Operating expenses:
General and administrative	$2,922	$4,497
Research and development	4,556	10,911

Total operating expenses	7,478	15,408

Loss from operations	(7,478)	(15,408)

Other income (expense)
Change in fair value of warrant liabilities	(5,204)	18
Interest income	99	466
Other income (expense)	154	274

Total other income (expense)	(4,951)	758

Net loss	(12,429)	(14,650)
Other comprehensive income:
Net foreign currency translation gain	52	30
Net unrealized gain on marketable securities	—	31

Comprehensive loss	$(12,377)	$(14,589)

Net loss per common share, basic and diluted	$(0.58)	$(0.69)

Weighted average common shares outstanding, basic and diluted	21,400	21,188

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(
in thousands
)

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2024	21,408	$2	$170,324	$8	$(159,112)	$11,222
Issuance of common stock from employee stock plans	5	—	5	—	—	5
Stock-based compensation	—	—	528	—	—	528
Cumulative translation adjustment	—	—	—	52	—	52
Net loss	—	—	—	—	(12,429)	(12,429)

Balance as of March 31, 2024	21,413	$2	$170,857	$60	$(171,541)	$(622)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	21,243	$2	$166,647	$(26)	$(118,955)	$47,668
Issuance of common stock from employee stock plans	3	—	3	—	—	3
Stock-based compensation	—	—	1,384	—	—	1,384
Cumulative translation adjustment	—	—	—	30	—	30
Unrealized gain on marketable securities	—	—	—	31	—	31
Net loss	—	—	—	—	(14,650)	(14,650)

Balance as of March 31, 2023	21,246	$2	$168,034	$35	$(133,605)	$34,466

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the three months ended March 31,
	2024	2023
Cash flows from Operating activities
Net loss	$(12,429)	$(14,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	13
Stock-based compensation	528	1,384
Amortization of right-of-use assets	251	141
Change in fair value of warrant liabilities	5,204	(18)
Net amortization of discounts on marketable securities	—	(337)
Changes in operating assets and liabilities:
Prepaid and other current assets	(625)	(734)
Grant receivable	(131)	(273)
Other assets	(56)	—
Accounts payable	(183)	2,108
Accrued expenses	(28)	(568)
Lease liabilities	(283)	(158)

Net cash used in operating activities	(7,739)	(13,092)

Cash Flows from Investing Activities:
Purchases of marketable securities	—	(4,192)
Sales and maturities of marketable securities	—	10,077

Net cash provided by investing activities	—	5,885

Cash Flows from Financing Activities:
Proceeds from issuance of common stock from employee stock plans	5	3

Net cash provided by financing activities	5	3

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	72	30

Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,662)	(7,174)
Cash, cash equivalents, and restricted cash at beginning of the period	12,854	11,733

Cash, cash equivalents, and restricted cash at end of the period	$5,192	$4,559

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form
10-Q
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
for the year ended December 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
Liquidity and Going Concern
As of March 31, 2024, the Company had approximately $5.1 million in cash and cash equivalents. In April 2024, the Company raised $17.8 million, net of commissions and underwriting discounts, through the sale of shares of common stock, warrants and pre-funded
warrants (see Note 9). The Company has incurred recurring operating losses and negative cash flows from operating activities since its inception and expects to continue to incur operating losses and negative cash flows in the future. Based on current business plans and assumptions, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2024, although this estimate is based on plans and assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. Accordingly, the Company will need to raise additional capital through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources, and such additional capital may not be available on favorable terms or at all, particularly in light of the current economic and market conditions. Market volatility resulting from pandemics or other epidemics, inflation and other economic and market conditions, the wars in Ukraine and Israel, the inability to maintain our listing on the Nasdaq Capital Market, and other factors could also adversely impact the Company’s ability to raise additional capital. The failure to raise additional capital as and when needed or on acceptable terms would have a negative impact on the Company’s financial condition and the ability to pursue its business strategy, and the Company may have to reduce its workforce or delay, reduce the scope of, suspend, or eliminate one or more preclinical programs, clinical trials, or future commercialization efforts, or curtail its business operations.

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
German Grant Income
The Company recognizes grant income in the period when the underlying eligible expenses are incurred. The German government grant program provides for tax refunds or direct reimbursements of eligible research expenses
of up to 1.0 million euros per year over a period of six years. The grant was approved in 2022 and is retroactive to 2021. Grant income for the three months ended March 31, 2024 has been recorded in other income (expense), net on the Company’s condensed unaudited consolidated statements of operations and comprehensive loss. The corresponding receivable is included in current assets or other assets, $1.0 million and $1.2 million, respectively, at March 31, 2024, on the Company’s condensed unaudited consolidated balance sheet depending upon expectations for collection within 12 months of the balance sheet date.

Recent Accounting Pronouncements
In November 2023, Financial Accounting Standards Board (“FASB”) issued ASU
No. 2023-07
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.
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
In December 2023, FASB issued ASU
No. 2023-09
Income Taxes (Topic 740): Improvements to Income Tax Disclosures.
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
inhibitor compound.
Following the closing of the Business Combination, the Company paid Bayer a $5.0 million upfront license fee on January 5, 2021. During 2022 and 2023, the Company recorded $1.0 million in development milestones payable to Bayer in connection with the Company’s IND filings for each of VIP236 and VIP943. Each of these milestone obligations were expensed as incurred.
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

NOTE 4. FAIR VALUE MEASUREMENT
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,463	$—	$—	$4,463

Total cash equivalents	$4,463	$—	$—	$4,463

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,682	$—	$—	$4,682
U.S. government treasuries	6,233	—	—	6,233
U.S. government agency securities	—	999	—	999

Total cash equivalents	$10,915	$999	$—	$11,914

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets between Level 1, Level 2, or Level 3 during the three-month period ended March 31, 2024.

	Fair Value Measured as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$5,395	$5,395

Total fair value	$—	$—	$5,395	$5,395

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$191	$191

Total fair value	$—	$—	$191	$191

The estimated fair value of the warrant liability for the private warrants at March 31, 2024 and December 31, 2023 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its ordinary shares based on its historical volatility for a time period that approximates the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. There were no changes to the number of private warrants underlying the Level 3 financial i nstrumen
ts during the three months ended March 31, 2024. There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2024 and the three months and year ended December 31, 2023.
The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2024	$191
Change in fair value	5,204

Balance – March 31, 2024	$5,395

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2024 and December 31, 2023 is as follows:

	As of March 31, 2024	As of December 31, 2023
Stock price	$5.06	$1.18
Exercise price	$11.50	$11.50
Term (years)	1.7	2.0
Volatility (annual)	114.9%	90.9%
Risk-free rate	4.6%	4.2%
Dividend yield (per share)	0%	0%
NOTE 5. COMMITMENTS AND CONTINGENCIES
Leases
On December 23, 2020, the Company entered into a five-year term lease agreement which commenced on January 1, 2021. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.2 million.
At March 31, 2024, the Company had operating lease liabilities of approximately $2.2 million and right-of-use
assets of approximately $2.0 million, which were included in the condensed unaudited consolidated balance sheet.
In connection with the Company’s strategic plan and workforce reduction in 2022, the Company consolidated its leased office space at its corporate headquarters location. Effective July 8, 2022, the Company subleased substantially all of its remaining unused office space for a term of 18 months at a base rent of $50,000 per month and renewed this sublease in Ja nuar
y 2024 to include additional unused space for an additional term of approximately 24 months. The Company has not been legally released from its primary obligation
s under t
he original lease and subsequent amendments and, therefore, continues to account for the original lease according to Accounting Standard Codification (“ASC”) Topic 842,
Leases.
The Company records both fixed and variable payments received from the sublessee in its condensed consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense. Such payments received in the three months ended March 31, 2024 were approximately $107,000. The Company also received a $50,000 deposit with the initial sublease, recorded as a noncurrent liability in the condensed consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the three months ended March 31,
	2024	2023
Lease cost
Operating lease cost	$299	$299
Variable lease cost	—	—

Total operating lease expense	$299	$299

Other information
Operating cash flows from operating leases	$330	$317
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Weighted-average remaining lease term – operating leases	1.8	2.8
Weighted-average discount rate – operating leases	8%	8%

As of March 31, 2024, future minimum payments during the remaining period and the next two years are as follows (in thousands):

Remaining period ended December 31, 2024	$986
Year ended December 31, 2025	1,372
Year ended December 31, 2026	28

Total	2,386
Less present value discount	(167)

Operating lease liabilities included in the condensed consolidated balance sheet at March 31, 2024	$2,219

NOTE 6. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of March 31, 2024 and December 31, 2023, there were 21,413,389 shares and 21,407,510 shares, respectively, of common stock outstanding, and no shares of preferred stock outstanding.
Restricted Stock
A summary of restricted stock activity for the three months ended March 31, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	18,062	$0.103
Vested	(10,848)	—

Nonvested at March 31, 2024	7,214	$0.089

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	67,002	$0.065
Vested	(16,396)	—

Nonvested at March 31, 2023	50,606	0.074

As of March 31, 2024, there was approximately $800 of unrecognized stock-based compensation related to restricted stock that will be amortized in 0.2 years.
Warrants
As of March 31, 2024 and December 31, 2023, there were 3,295,000 private warrants to purchase common stock outstanding. No public warrants remain outstanding at March 31, 2024 and December 31, 2023.
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

The previously outstanding public warrants and the private warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815,
D
erivat
ives and Hedging
(see Note 4). The remaining private warrants were determined to be liability classified in accordance with ASC 815,
Derivatives and Hedging
(see Note 4).
NOTE 7. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of March 31, 2024, the Company had 6,664,648 shares of common stock reserved for issuance, and 106,610 options to acquire common stock that are available to grant, under the 2020 Plan.
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
Stock option activity under the 2020 Plan is as follows (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,219	$8.74	8.1	$134
Options granted	1,381	7.38	—	—
Options exercised	(6)	0.90	—	—
Options cancelled	(36)	6.71	—	—

Outstanding at March 31, 2024	6,558	$8.47	8.2	$9,393

Options vested and exercisable at March 31, 2024	3,997	$10.68	7.5	$5,716

Stock-based compensation expense is based on the grant-date fair value, or $5.68 for all awards granted during the three months ended March 31, 2024. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
As of March 31, 2024, the Company had stock-based compensation of approximately $8.1 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.8 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Exercise price	$7.38	$1.17
Expected term (years)	6.0	5.5
Volatility (annual)	91.8%	89.5%
Risk-free rate	4.1%	4.0%
Dividend yield (per share)	0%	0%

Total stock-based compensation expense recognized in the three months ended March 31, 2024 and 2023 was as follows (amounts in thousands):

	For the three months ended March 31,
	2024	2023
Research and development	$246	$742
General and administrative	282	642

Total stock-based compensation expense	$528	$1,384

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
The following table sets forth the computation of loss per share for the three months ended March 31, 2024 and 2023 (amounts in thousands, except per share number):

	For the three months ended March 31,
	2024	2023
Numerator:
Net loss	$(12,429)	$(14,650)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,400	21,188

Net loss per common share, basic and diluted	$(0.58)	$(0.69)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	For the three months ended March 31,
	2024	2023
Options outstanding	6,558	5,183
Warrants	3,295	3,295
Restricted stock	7	51

Total	9,860	8,529

NOTE 9. SUBSEQUENT EVENTS
From April 9, 2024 through April 12, 2024, the Company sold an aggregate of 2,120,849 shares of its common stock at an average price of $1.167 per share, resulting in net proceeds of approximately $2.4 million, after paying commissions to the sales agent of approximately $0.1 million. The shares were sold by the Company pursuant to the Sales Agreement (the “ATM Agreement”) dated as of March 29, 2024 between the Company and Leerink Partners LLC, as sales agent, which provides for the issuance and sale by the Company of shares of common stock having an aggregate offering price of up to $50.0 million. As of April 30, 2024, approximately $47.5 million remained available under the ATM Agreement.
On April 30, 2024, the Company closed a public underwritten offering of (i) 6.0 million shares of its common stock and accompanying common stock warrants to purchase up to 6.0 million shares of common stock, and (ii) to certain investors, pre-funded warrants
to purchase up to an aggregate of 16.0 million shares of common stock and accompanying common stock warrants to purchase up to 16.0 million shares of common stock. Each share of common stock was sold together with an accompanying common stock warrant at a combined offering price of $0.75, and
each pre-funded warrant
was sold together with an accompanying common stock warrant
at
a combined offering price of $0.7499, which is equal to the combined offering price per share of common stock and accompanying common stock warrant less the $0.0001 exercise price of each pre-funded warrant.
As a result, the Company received net proceeds of approximately $15.4 million from this offering, after deducting underwriting discounts and commissions and certain offering expenses. Additional estimated offering expenses of approximately $0.5 million are expected to be paid by the Company during the second fiscal quarter. The shares and warrants were sold by the Company pursuant to an underwriting agreement dated as of April 25, 2025, by and between the Company and Leerink Partners LLC, as underwriter.
As of March 31, 2024, the Company’s stockholder equity was below the minimum stockholders’ equity required by Nasdaq Listing Rule 5550(b)(1), which requires that companies listed on the Nasdaq Capital Market maintain stockholders’ equity of at least $2,500,000. As a result of completion of the public offering described above, as of the date of this report, the Company believes that it has regained compliance with the Nasdaq Capital Market stockholders’ equity requirement. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of the Company’s next periodic report the Company does not evidence compliance, the Company’s common stock may be subject to delisting.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 and with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended March 31
	2024	2023	Amount Change
Operating expenses:
General and administrative	$2,922	$4,497	$(1,575)
Research and development	4,556	10,911	(6,355)

Total operating expenses	7,478	15,408	(7,930)

Loss from operations	(7,478)	(15,408)	7,930

Other income (expense)
Change in fair value of warrant liabilities	(5,204)	18	(5,222)
Interest income	99	466	(367)
Other income (expense)	154	274	(120)

Total other income (expense)	(4,951)	758	(5,709)

Net loss	$(12,429)	$(14,650)	$2,221

Research and Development

Research and development expenses decreased by approximately $6.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 compared with the same period in 2023 is primarily the result of decreases in manufacturing services associated with our ADC program of approximately $2.6 million, research services of approximately $2.6 million and personnel related expenses of approximately $1.1 million.

General and Administrative

General and administrative expenses decreased by approximately $1.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily due to decreases in personnel related expenses of approximately $0.6 million, professional services of $0.5 million and facilities and other corporate overhead expenses of $0.3 million.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the three months ended March 31, 2024 is primarily due to the increase in the closing price of our common stock from $1.18 as of December 31, 2023 to $5.06 as of March 31, 2024. For the three months ended March 31, 2023, the change in the stock price was insignificant.

Interest Income

Interest income is primarily comprised of interest income and gains or losses realized on cash, cash equivalents, and marketable securities. The decrease in interest income to $0.1 million for the three months ended March 31, 2024 from $0.5 million for the three months ended March 31, 2023, is a result of our declining portfolio of cash equivalents and marketable securities.

Other Income (Expense)

Other income (expense) is primarily comprised of estimated grant income of approximately $0.2 million for the three months ended March 31, 2024 earned in connection with our research activities conducted at our German subsidiary, partially offset by foreign currency transaction gains and losses related to certain transactions with European third-party vendors.

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

We expect our operating expenses in 2024 to be comparable to 2023, subject to raising additional capital. We intend to prioritize resources towards advancing Phase I studies in our two lead programs and control spending, including discretionary spending, in other areas. We believe we can adjust our operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. We routinely evaluate the status of our clinical development programs as well as potential strategic options.

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

We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. At March 31, 2024, we had approximately $5.1 million in cash and cash equivalents and in April 2024, we raised an additional $17.8 million of capital, net of commissions, underwriting discounts and certain offering expenses, through the sale of shares of common stock, warrants and pre-funded warrants. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs, and certain of the milestone payments under the Bayer License Agreement. Based on our current business plans and assumptions, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements through the end of 2024. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued. In light of our existing cash resources and current and expected operating losses and negative cash flows, we expect to need additional capital prior to the one-year anniversary of the issuance of our unaudited condensed consolidated financial statements, and such additional capital may not be available as and when needed on acceptable terms or at all. As a result, we have concluded that these circumstances and the uncertainties associated with our ability to obtain additional capital raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued.

Our business operations, and those of third parties with whom we conduct business, have been, and could continue to be, adversely affected by health pandemics and epidemics, and by economic, business, and political events, including inflation and the wars in Ukraine and Israel. The extent to which these factors could continue to impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence. Management continues to evaluate the impact of these factors on our current operations and future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful and that these factors will not have a negative effect on our financial position and results of operations.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the three months ended March,
	2024	2023
Net cash used in operating activities	$(7,739)	$(13,092)
Net cash provided by investing activities	$—	$5,885
Net cash provided by financing activities	$5	$3

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to research and development, clinical trials, and general and administrative activities. Although we continue to expand clinical trials of, and seek marketing approval for, our product candidates, we expect our cash used in operating activities to decrease in the near term given our current capital constraints. If additional funding is obtained, our development activities and timelines could accelerate, and cash used in operating activities may begin to increase again before we start to generate any material cash flows from our business.

Net cash used in operating activities was approximately $7.7 million for the three months ended March 31, 2024, consisting primarily of payments to clinical service providers, internal payroll costs, and third-party professional services as we operate as a public company and prepare for and conduct our clinical trials. Our net loss during the three months ended March 31, 2024 was approximately $12.4 million, which included approximately $5.2 million related to the change in fair value of warrant liabilities.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2024. Net cash provided by investing activities for the three months ended March 31, 2023 consisted of sales and maturities of marketable securities of approximately $10.1 million, partially offset by purchases of marketable securities of approximately $4.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities consists solely of proceeds from issuance of common stock from employee stock plans and was insignificant for each period presented.

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

Our critical accounting estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than described in Note 2 to our unaudited condensed consolidated financial statements in this report, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information on quantitative and qualitive disclosures about these market risks is set forth below.

Interest Rate Risk

Cash and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. As of March 31, 2024, we held cash equivalents. The short-term nature of these investments are not significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have licensed our current core patents and other intellectual property relating to VIP236, VIP943, VIP924, enitociclib, the VersAptx Platform, and our other current product candidates from Bayer on an exclusive, worldwide basis under the Bayer License Agreement. The Bayer License Agreement continues in effect on a country-by-country and licensed product-by-licensed product basis until there are no remaining royalty payment obligations in the relevant country and can be terminated earlier by Bayer in the event that we materially breach our material obligations, that bankruptcy or other insolvency proceedings are instituted against us, or that we seek to revoke or challenge the validity of any licensed patents. If, for any reason, the Bayer License Agreement is terminated or we otherwise lose important rights, it would have a significant and adverse effect on our business and our ability to develop and commercialize our current product candidates, raise capital, or continue our operations.

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

Our competitors are developing a large number of drug candidates and new therapies for the treatment of conditions for which we may attempt to develop product candidates. Several pharmaceutical and biotechnology companies have CDK9 inhibitors, ADCs, immunotherapies, or other products on the market in clinical trials, or in development that are, or may be, competitive to our product candidates in oncology indications. Our competitors, either alone or together with collaborators, may have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do and may have begun developing their drug candidates earlier than us. Our competitors may also have more experience:

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

•

slower than anticipated rates of patient recruitment and enrollment, or not reaching the targeted number of patients, because of factors such as competition for patients from other trials, difficulty identifying patients with our proposed indications, the impact of health pandemics or epidemics, limited or no availability of coverage, reimbursement or adequate payment from health maintenance organizations, and other third-party payors;

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

Our business has been, and could in the future be, adversely affected by health pandemics and epidemics wherever we have clinical trial sites or other business operations. In addition, health pandemics and epidemics could cause significant disruption in the operations of third-party manufacturers, contract research organizations, shippers, clinical trial sites, and other third parties upon whom we rely. We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Disruptions in operations, whether related to COVID-19 or other health pandemics or epidemics, have impacted, and could in the future impact, personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which has impacted, and could continue to impact, our supply chain. If our relationships with our suppliers or other vendors are delayed, scaled back, or terminated as a result of health pandemics or epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner.

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

Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, health pandemic or epidemic, power shortage, telecommunication failure, wars (such as the wars in Ukraine and Israel), or other natural or man-made accidents or incidents, including the impact of climate change, that result in us being unable to fully use our facilities, or those of third parties upon whom we rely, or conduct our preclinical studies or clinical trials, may have a material adverse effect on our business. In addition, the disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, there can be no assurance that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the facilities of the third parties on whom we rely, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, our business may be harmed.

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

In addition, we must comply with increasingly complex, rigorous, and sometimes conflicting laws, regulations, and standards enacted to protect business and personal data in the United States, Europe, and elsewhere. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed, and recently enacted laws, regulations, and standards can be costly and time consuming, and any failure to comply with these laws, regulations, and standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information, including any breach, loss, or compromise of clinical trial participant personal data, could also result in violation of data privacy laws, regulations, and standards, proceedings against us by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on our business.

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

Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, or otherwise believe it to be appropriate, to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing, and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

We had cash and cash equivalents of approximately $5.1 million as of March 31, 2024 and raised an additional $17.8 million of capital in April 2024. We intend to use our existing capital resources to advance and expand our preclinical and clinical programs, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs, and for working capital and other general corporate purposes. Based on our current business plans and assumptions, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued. In light of our existing cash resources and current and expected operating losses and negative cash flows, we expect to need additional capital prior to the one-year anniversary of the issuance of our unaudited condensed consolidated financial statements, and such additional capital may not be available as and when needed on acceptable terms or at all. As a result, we have concluded that these circumstances and the uncertainties associated with our ability to obtain additional capital raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued.

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

There can be no assurance that we will decide to pursue, or subsequent to FDA feedback continue to pursue, accelerated approval or any other form of expedited development, review, or approval. Furthermore, even if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, there can be no assurance that such submission or application would be accepted or that any expedited development, review, or approval would be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review, or approval for our product candidates would result in a longer time period to commercialization of such product candidates, could increase the cost of development of such product candidates, and could harm our competitive position in the marketplace.

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

Our activities relating to the sale and marketing of our products will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether our activities comply with these complex legal requirements, and our corporate compliance programs cannot guarantee that we will always be in compliance with all relevant laws and regulations. Violations are punishable by significant criminal and civil fines and other penalties, as well as the possibility of exclusion of the affected product from coverage under governmental healthcare programs, including Medicare and Medicaid. If U.S. or foreign governments were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, for violations of any of these legal requirements, this could have a material adverse effect on our business and prospects.

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

Furthermore, our ability to obtain and maintain valid and enforceable patents also depends on whether the differences between our technology and relevant prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period after filing, we may not be certain that we or our licensors are the first to file any patent application related to our drug product candidates or technologies, potentially having a material adverse effect on our business and prospects. This will require us to be to be aware of the possibility of adverse determinations in any such submissions or proceedings, potentially reducing the scope or enforceability of, or invalidate, our patent rights, which would adversely affect our competitive position.

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

The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our technologies and product candidates. While we will endeavor to protect our technologies and product candidates with intellectual property rights such as patents, the process of obtaining patents is time consuming, expensive, and unpredictable. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor patent enforcement and other intellectual property protection, which could make it difficult for us to stop infringement of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights.

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

Moreover, third parties may obtain or come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose such protection the value of our proprietary information may be greatly reduced, and our competitive position would be harmed.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development, and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale, or import our current or future product candidates, which could impair our competitive position. There is a substantial amount of litigation, and administrative proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, inter partes review proceedings, and post-grant review proceedings. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third party patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our product candidates.

As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. There is also no assurance that prior art that we do not believe is relevant to our business may, ultimately be found to limit our ability to make, use, sell, offer for sale, or import our current or future products and impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2024, we had outstanding private warrants to purchase 3,295,000 shares of common stock. Following completion of a public offering of our common stock and warrants to purchase common stock, as of April 30, 2024, we also had pre-funded warrants to purchase up to 16,000,000 shares of common stock, and common warrants to purchase up to 22,000,000 shares of common stock. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such warrants are exercised or otherwise converted into shares of our common stock or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for sale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers, and other affiliates, and certain of such shares are eligible for sale in the public market under our currently effective Registration Statement on Form S-3. Sales, or potential sales, of substantial numbers of shares in the public market could increase the volatility of, or adversely affect, the market price of our common stock.

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

As of April 30, 2024, Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, together beneficially owned, directly or indirectly, approximately 13.0% of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 17.0% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation, and approval of significant corporate transactions.

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

ITEM 5.	Other Information.
Trading Plans
During the three months ended March 31, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule
10b5-1(c)
or any
non-Rule
10b5-1
trading arrangement (as defined in Item 408(c) of Regulation
S-K).

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2021).

10.1	Sales Agreement by and between Vincerx Pharma, Inc. and Leerink Partners LLC, dated March 29, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2024).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VINCERX PHARMA, INC.

Date: May 14, 2024	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy Chief Executive Officer

Date: May 14, 2024	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger Chief Financial Officer