Form 10-Q
period 2024-06-30
Vincerx Pharma, Inc.
filed 2024-08-08
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, there were 29,671,903 shares of the registrant’s common stock outstanding.

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

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with preclinical or clinical development and trials, including clinical trials conducted prior to our in-licensing;

•	risks related to the timing of expected business and product development milestones;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture, and commercialize product candidates;

•	our need for capital and capital requirements;

•	our ability to raise capital and continue as a going concern;

•	general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets;

•	changes in applicable laws or regulations, including the impact of the Inflation Reduction Act of 2022 and potential legislation restricting the use of foreign third-party service providers;

•	the impact of natural disasters, including climate change, and the impact of health pandemics and epidemics on our business;

•	the size and growth potential of the markets for our products, and our ability to compete in those markets;

•	market acceptance of our planned products;

•	the effects of other economic, business, or competitive factors, including the impact of inflation and the wars in Ukraine and Israel; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”

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

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,923	$12,782
Restricted cash	82	72
Short-term marketable securities	8,396	—
Prepaid expenses	530	51
Grant receivable	1,018	1,044
Other current assets	334	784

Total current assets	18,283	14,733
Right-of-use assets, net	1,693	2,201
Property, plant and equipment, net	98	125
Grant receivable	1,331	1,076
Other assets	122	82

Total assets	$21,527	$18,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,536	$2,497
Accrued expenses	2,428	1,755
Lease liability	1,236	1,162
Common stock warrant liabilities	132	191

Total current liabilities	5,332	5,605
Lease liability, net of current portion	697	1,340
Other noncurrent liabilities	50	50

Total liabilities	6,079	6,995

Commitments and contingencies—Note 6
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 29,671,903 shares and 21,407,510 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	188,770	170,324
Accumulated other comprehensive income	24	8
Accumulated deficit	(173,349)	(159,112)

Total stockholders’ equity	15,448	11,222

Total liabilities and stockholders’ equity	$21,527	$18,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$3,612	$3,811	$6,534	$8,308
Research and development	3,754	8,248	8,310	19,159

Total operating expenses	7,366	12,059	14,844	27,467

Loss from operations	(7,366)	(12,059)	(14,844)	(27,467)

Other income (expense)
Change in fair value of warrant liabilities	5,263	(118)	59	(100)
Interest income	157	327	256	793
Other income (expense)	138	300	292	574

Total other income (expense)	5,558	509	607	1,267

Net loss	$(1,808)	$(11,550)	$(14,237)	$(26,200)
Other comprehensive income:
Net foreign currency translation gain (loss )	(31)	2	21	32
Net unrealized gain (loss) on marketable securities	(5)	32	(5)	63

Comprehensive loss	$(1,844)	$(11,516)	$(14,221)	$(26,105)

Net loss per common share, basic and diluted	$(0.05)	$(0.54)	$(0.48)	$(1.23)

Weighted average common shares outstanding, basic and diluted	38,339	21,274	29,869	21,231

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)
(
in thousands
)

	For the Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 1, 2024	21,413	$2	$170,857	$60	$(171,541)	$(622)
Issuance of pre-funded warrants and common stock from public offering, net of commissions and expenses of $657	6,000	1	14,751	—	—	14,752
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $239	2,121	—	2,161	—	—	2,161
Issuance of common stock from employee stock plans	138	—	89	—	—	89
Stock-based compensation	—	—	912	—	—	912
Cumulative translation adjustment	—	—	—	(31)	—	(31)
Unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(1,808)	(1,808)

Balance as of June 30, 2024	29,672	$3	$188,770	$24	$(173,349)	$15,448

	For the Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	21,408	$2	$170,324	$8	$(159,112)	$11,222
Issuance of pre-funded warrants and common stock from public offering, net of commissions and expenses of $657	6,000	1	14,751			14,752
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $239	2,121	—	2,161			2,161
Issuance of common stock from employee stock plans	143	—	94	—	—	94
Stock-based compensation	—	—	1,440	—	—	1,440
Cumulative translation adjustment	—	—	—	21	—	21
Unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(14,237)	(14,237)

Balance as of June 30, 2024	29,672	$3	$188,770	$24	$(173,349)	$15,448

	For the Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2023	21,246	$2	$168,034	$35	$(133,605)	$34,466
Issuance of common stock from employee stock plans	135	—	93	—	—	93
Stock-based compensation	—	—	1,093	—	—	1,093
Cumulative translation adjustment	—	—	—	2	—	2
Unrealized gain on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(11,550)	(11,550)

Balance as of June 30, 2023	21,381	$2	$169,220	$69	$(145,155)	$24,136

	For the Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	21,243	$2	$166,647	$(26)	$(118,955)	$47,668
Issuance of common stock from employee stock plans	138	—	96	—	—	96
Stock-based compensation	—	—	2,477	—	—	2,477
Cumulative translation adjustment	—	—	—	32	—	32
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(26,200)	(26,200)

Balance as of June 30, 2023	21,381	$2	$169,220	$69	$(145,155)	$24,136

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the six months ended June 30,
	2024	2023
Cash flows from Operating activities
Net loss	$(14,237)	$(26,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	26
Stock-based compensation	1,440	2,477
Amortization of right-of-use assets	508	377
Change in fair value of warrant liabilities	(59)	100
Net amortization of discounts on marketable securities	(64)	(510)
Changes in operating assets and liabilities:
Prepaid and other current assets	(29)	(937)
Other assets	(295)	(543)
Accounts payable	(961)	(532)
Accrued expenses	673	365
Lease liabilities	(569)	(412)

Net cash used in operating activities	(13,567)	(25,789)

Cash Flows from Investing Activities:
Purchases of marketable securities	(8,337)	(10,588)
Sales and maturities of marketable securities	—	31,277

Net cash provided by (used in) investing activities	(8,337)	20,689

Cash Flows from Financing Activities:
Proceeds from issuance of common stock from employee stock plans	94	96
Proceeds from public offering, net of transaction costs	14,752	—
Proceeds from at-the-market offering, net of transaction costs	2,161	—

Net cash provided by financing activities	17,007	96

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	48	20

Net decrease in cash, cash equivalents, and restricted cash	(4,849)	(4,984)
Cash, cash equivalents, and restricted cash at beginning of the period	12,854	11,733

Cash, cash equivalents, and restricted cash at end of the period	$8,005	$6,749

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
for the year ended December 31, 2023. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
Liquidity and Going Concern
As of June 30, 2024, the Company had approximately $16.4 million in cash, cash equivalents and marketable securities. In April 2024, the Company raised $16.9 million, net of underwriting discounts and offering costs, through the sale of shares of common stock, warrants and pre-funded
warrants (see Note 7). The Company has incurred recurring operating losses and negative cash flows from operating activities since its inception and expects to continue to incur operating losses and negative cash flows in the future. Based on current business plans and assumptions, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2024, although this estimate is based on plans and assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. Accordingly, the Company will need to raise additional capital through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources, and such additional capital may not be available on favorable terms or at all, particularly in light of the current economic and market conditions. Market volatility resulting from pandemics or other epidemics, inflation and other economic and market conditions, the wars in Ukraine and Israel, the inability to maintain our listing on The Nasdaq Capital Market, and other factors could also adversely impact the Company’s ability to raise additional capital. The failure to raise additional capital as and when needed or on acceptable terms would have a negative impact on the Company’s financial condition and the ability to pursue its business strategy, and the Company may have to reduce its workforce or delay, reduce the scope of, suspend, or eliminate one or more preclinical programs, clinical trials, or future commercialization efforts, or curtail its business operations.

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
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, common stock warrant liabilities and stock-based compensation. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
German Grant Income
The Company recognizes grant income in the period when the underlying eligible expenses are incurred. The German government grant program provides for tax refunds or direct reimbursements of eligible research expenses
of up to 1.0 million euros per year over a period of six years. The grant was approved in 2022 and was retroactive to 2021. Grant income for the three- and six-months
ended June 30, 2024 has been recorded in other income (expense), net on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The corresponding receivable is included in current assets or other assets, $1.0 million and $1.3 million, respectively, at June 30, 2024, on the Company’s unaudited condensed consolidated balance sheet depending upon expectations for collection within 12 months of the condensed consolidated balance sheet date.

Recent Accounting Pronouncements
In November 2023, Financial Accounting Standards Board (“FASB”) issued ASU
No. 2023-07
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
. ASU
2023-07
requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments in the update and all existing segment disclosures in Topic 280. The Company expects to adopt this guidance on January 1, 2025 on a retrospective basis and has yet to assess the impact to the condensed consolidated financial statements.
In December 2023, FASB issued ASU
No. 2023-09
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
. ASU
2023-09
requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. The Company expects to adopt this guidance on January 1, 2025. The Company expects the adoption of this standard to result in increased disclosures in its notes to condensed consolidated financial statements.
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
NOTE 4. FAIR VALUE MEASUREMENT
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,226	$—	$—	$3,226
U.S. government treasuries	1,995	—	—	1,995
U.S. government agency securities	—	999	—	999
Commercial paper	—	499	—	499
Short-term marketable securities:
U.S. government treasuries	2,965	—	—	2,965
U.S. government agency securities	—	4,935	—	4,935
Commercial paper	—	496	—	496

Total cash equivalents and marketable securities	$8,186	$6,929	$—	$15,115

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,682	$—	$—	$4,682
U.S. government treasuries	6,233	—	—	6,233
U.S. government agency securities	—	999	—	999

Total cash equivalents	$10,915	$999	$—	$11,914

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets between Level 1, Level 2, or Level 3 during the three- and six-month
periods ended June 30, 2024.

	Fair Value Measured as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$132	$132

Total fair value	$—	$—	$132	$132

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$191	$191

Total fair value	$—	$—	$191	$191

The estimated fair value of the warrant liability for outstanding legacy warrants at June 30, 2024 and December 31, 2023 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its common stock based on its historical volatility for a time period that approximates the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. There were no changes to the number of legacy warrants underlying the Level 3 financial instruments during the three and six months ended June 30, 2024. There were no transfers between Level 1, 2, or 3 during the three- and six-months
ended June 30, 2024 and the year ended December 31, 2023.
The following table presents changes in Level 3 liabilities measured at fair value for the six-month
period ended June 30, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2024	$191
Change in fair value	(59)

Balance – June 30, 2024	$132

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s legacy warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2024 and December 31, 2023 is as follows:

	As of June 30, 2024	As of December 31, 2023
Stock price	$0.81	$1.18
Exercise price	$11.50	$11.50
Term (years)	1.5	2.0
Volatility (annual)	116.7%	90.9%
Risk-free rate	4.8%	4.2%
Dividend yield (per share)	0%	0%
NOTE 5.
MARKETABLE SECURITIE
S
All marketable securities were considered
available-for-sale
at June 30, 2024. There were no marketable securities at December 31, 2023. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at June 30, 2024 are summarized in the table below (amounts in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Assets:
Short-term marketable securities:
Commercial paper	$497	$—	$(1)	$496
U.S. government treasuries	2,966	—	(1)	2,965
U.S. government agency securities	4,938	—	(3)	4,935

Total marketable securities	$8,401	$—	$(5)	$8,396

As of June 30, 2024, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three- and six-months
ended June 30, 2024.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Leases
On December 23, 2020, the Company entered into a five-year term lease agreement which commenced on January 1, 2021. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.2 million.
At June 30, 2024, the Company had operating lease liabilities of approximately $1.9 million and right-of-use
assets of approximately $1.7 million, which were included in the unaudited condensed consolidated balance sheet.
In connection with the Company’s strategic plan and workforce reduction in 2022, the Company consolidated its leased office space at its corporate headquarters location. Effective July 8, 2022, the Company subleased substantially all of its remaining unused office space for a term of 18 months at a base rent of $50,000 per month and renewed this sublease in January 2024 to include additional unused space for an additional term of approximately 24 months. The Company has not been legally released from its primary obligations under the original lease and subsequent amendments and, therefore, continues to account for the original lease according to Accounting Standard Codification (“ASC”) Topic 842,
Leases
. The Company records both fixed and variable payments received from the sublessee in its condensed consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense. Such payments received in the three- and six-months
ended June 30, 2024 were approximately $154,000 and $261,000, respectively. The Company also received a $50,000 deposit with the initial sublease, recorded as a noncurrent liability in the condensed consolidated balance sheets.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Lease cost
Operating lease cost	$299	$299	$598	$598
Variable lease cost	—	—	—	—

Total operating lease expense	$299	$299	$598	$598

Other information
Operating cash flows from operating leases	$330	$317	$660	$634
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term – operating leases	1.5	2.5	1.5	2.5
Weighted-average discount rate – operating leases	8%	8%	8%	8%
As of June 30, 2024, future minimum payments during the remaining period and the next two years are as follows (in thousands):

Remaining period ended December 31, 2024	$658
Year ended December 31, 2025	1,372
Year ended December 31, 2026	28

Total	2,058
Less present value discount	(125)

Operating lease liabilities included in the condensed consolidated balance sheet at June 30, 2024	$1,933

NOTE 7. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of June 30, 2024 and December 31, 2023, there were 29,671,903 and 21,407,510 shares, respectively, of common stock outstanding, and no shares of preferred stock outstanding.
Public and
At-the-Market
Offerings
The Company entered into a Sales Agreement (the “ATM Agreement”) dated as of March 29, 2024 between the Company and Leerink Partners LLC, as sales agent, which provides for the issuance and sale by the Company of shares of common stock having an aggregate offering price of up to $50.0 million. As of June 30, 2024, the Company sold an aggregate of 2,120,849 shares of its common stock at an average price of $1.167 per share, resulting in net proceeds of approximately $2.2 million, after paying commissions and offering expenses of approximately $0.2 million. As of June 30, 2024, approximately $47.5 million remained available under the ATM Agreement.
On April 30, 2024, the Company closed an underwritten public offering of (i) 6.0 million shares of its common stock and accompanying warrants to purchase up to 6.0 million shares of common stock, and (ii) to certain investors, pre-funded
warrants to purchase up to an aggregate of 16.0 million shares of common stock and accompanying warrants to purchase up to 16.0 million shares of common stock. Each share of common stock was sold together with an accompanying common stock warrant at a combined offering price of $0.75, and each pre-funded
warrant was sold together with an accompanying common stock warrant at a combined offering price of $0.7499, which is equal to the combined offering price per share of common stock and accompanying common stock warrant less the $0.0001 exercise price of each pre-funded
warrant. The Company received net proceeds of approximately $14.8 million from this offering, after deducting underwriting discounts and commissions and offering expenses of approximately $0.7 million.
The newly issued warrants and
pre-funded
warrants described above were determined to be equity classified in accordance with ASC 815,
Derivatives and Hedging
.

Legacy Warrants
As of June 30, 2024 and December 31, 2023, there were 3,295,000 legacy warrants to purchase common stock outstanding. The legacy warrants will expire at 5:00 p.m., New York City time, on December 23, 2025 (five years from the closing of the Business Combination).
The legacy warrants are exercisable for one share of common stock at an exercise price of
$11.50 per share and will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision. The legacy warrants held by Rosedale Park, LLC, will expire on March 5, 2025, provided that once the legacy warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons, the legacy warrants will expire on December 23, 2025 (five years from the closing of the Business Combination).
The legacy warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815,
Derivatives and Hedging
. The remaining legacy warrants were determined to be liability classified in accordance with ASC 815,
Derivatives and Hedging
(see Note 4).
Restricted Stock
A summary of restricted stock activity for the three- and
six-months
ended June 30, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	18,062	$0.103
Vested	(10,848)	—

Nonvested at March 31, 2024	7,214	$0.089
Vested	(7,214)	—

Nonvested at June 30, 2024	—	$—

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	67,002	$0.065
Vested	(16,396)	—

Nonvested at March 31, 2023	50,606	0.074
Vested	(10,848)	—

Nonvested at June 30, 2023	39,758	$0.078

NOTE 8. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of June 30, 2024, the Company had 7,770,710 shares of common stock reserved for issuance and 393,938 shares available for future awards under the 2020 Plan.
The 2020 Plan allows for the grant of stock options and rights to acquire restricted stock to employees, directors, and consultants of the Company. The terms and conditions of specific awards are set at the discretion of the Company’s board of directors. Options granted under the 2020 Plan expire no later than 10 years from the date of grant. Unvested common stock obtained upon early exercise of options are subject to repurchase by the Company at the original issue price.

Stock option activity under the 2020 Plan is as follows (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,219	$8.74	8.1	$134
Options granted	2,657	7.19	—	—
Options exercised	(6)	0.90	—	—
Options cancelled	(100)	13.10	—	—

Outstanding at June 30, 2024	7,770	$8.16	8.4	$—

Options vested and exercisable at June 30, 2024	4,388	$9.73	7.5	$—

Stock-based compensation expense is based on the grant-date fair value, or $3.10 for all awards granted during the six months ended June 30, 2024. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
As of June 30, 2024, the Company had stock-based compensation of approximately $7.6 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.2 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Exercise price	$7.19	$1.21
Expected term (years)	6.0	5.5
Volatility (annual)	91.8%	89.5%
Risk-free rate	4.3%	4.0%
Dividend yield (per share)	0%	0%
Total stock-based compensation expense recognized in the three- and six-months
ended June 30, 2024 and 2023 was as follows (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Research and development	$424	$571	$670	$1,313
General and administrative	488	522	770	1,164

Total stock-based compensation expense	$912	$1,093	$1,440	$2,477

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

The following table sets forth the computation of l
os
s per share for the three- and
six-months
ended June 30, 2024 and 2023 (amounts in thousands, except per share number):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(1,808)	$(11,550)	$(14,237)	$(26,200)

Denominator:
Weighted average common shares outstanding, basic and diluted	38,339	21,274	29,869	21,231

Net loss per common share, basic and diluted	$(0.05)	$(0.54)	$(0.48)	$(1.23)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	For the three and six months ended June 30,
	2024	2023
Options outstanding	7,770	5,362
Warrants	25,295	3,295
Restricted stock	—	40

Total	33,065	8,697

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Subject to our ability to obtain additional capital, we anticipate that our research and development expenses will increase in the future as we continue to develop our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical and clinical programs. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs are expected to increase significantly as we commence, continue, and expand our clinical trials. Our future expenses may vary significantly each period based on factors such as:

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

Subject to our ability to obtain additional capital, we anticipate that our general and administrative expenses will increase in the future as necessary to expand our operations and infrastructure to support the initiation, continuation, and expansion of our preclinical studies and clinical trials for our product candidates. We also anticipate that our general and administrative expenses will increase as a result of payments for accounting, audit, legal, and consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities, and other expenses associated with operating as a public company.

Change in Fair Value of Warrant Liabilities

Certain of our private warrants are classified as liabilities pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The change in fair value of warrant liabilities consists of the change in fair value of these private warrants.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2024	2023	Amount Change	2024	2023	Amount Change
Operating expenses:
General and administrative	$3,612	$3,811	$(199)	$6,534	$8,308	$(1,774)
Research and development	3,754	8,248	(4,494)	8,310	19,159	(10,849)

Total operating expenses	7,366	12,059	(4,693)	14,844	27,467	(12,623)

Loss from operations	(7,366)	(12,059)	4,693	(14,844)	(27,467)	12,623

Other income (expense)
Change in fair value of warrant liabilities	5,263	(118)	5,381	59	(100)	159
Interest income	157	327	(170)	256	793	(537)
Other income (expense)	138	300	(162)	292	574	(282)

Total other income (expense)	5,558	509	5,049	607	1,267	(660)

Net loss	$(1,808)	$(11,550)	$9,742	$(14,237)	$(26,200)	$11,963

Research and Development

Research and development expenses decreased by approximately $4.5 million and $10.8 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The decrease for the three months ended June 30, 2024 compared to the same period in 2023 is primarily the result of decreases in research services of approximately $1.8 million, manufacturing services associated with our ADC program of approximately $1.6 million, and personnel related expenses of approximately $0.8 million. The decrease for the six months ended June 30, 2024 compared to the same period in 2023 is primarily the result of decreases in research services of approximately $4.4 million, manufacturing services associated with our ADC program of approximately $4.2 million, and personnel related expenses of approximately $1.9 million.

General and Administrative

General and administrative expenses decreased by approximately $0.2 million and $1.8 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The decrease for the three months ended June 30, 2024 compared to the same period in 2023 was due to a $0.3 million decrease in personnel related expenses. The decrease for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to decreases in personnel related expenses of approximately $0.9 million, professional services of approximately $0.3 million and facilities and other corporate overhead expenses of approximately $0.3 million.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the three months ended June 30, 2024 is primarily due to the decrease in the closing price of our common stock from $5.60 as of March 31, 2024 to $0.81 as of June 30, 2024. For the three and six months ended June 30, 2023, the change in the stock price was insignificant.

Interest Income

Interest income is primarily comprised of interest income and gains or losses realized on cash, cash equivalents, and marketable securities. The decrease in interest income to $0.2 million for the three months ended June 30, 2024 from $0.3 million for the three months ended June 30, 2023, and the decrease to $0.3 million for the six months ended June 30, 2024 from $0.8 million for the six months ended June 30, 2023 is a result of our declining portfolio of cash equivalents and marketable securities.

Other Income (Expense)

Other income (expense) is primarily comprised of estimated grant income of approximately $0.1 million for the three months ended June 30, 2024 earned in connection with our research activities conducted at our German subsidiary, partially offset by foreign currency transaction gains and losses related to certain transactions with European third-party vendors.

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

We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. At June 30, 2024, we had approximately $16.4 million in cash, cash equivalents and marketable securities. In April 2024, we raised $16.9 million, net of commissions, underwriting discounts and offering expenses of approximately $0.9 million, through the sale of shares of common stock, pre-funded warrants, and accompanying warrants. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs, and certain of the milestone payments under the Bayer License Agreement. Based on our current business plans and assumptions, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements through the end of 2024. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

•	the number and development requirements of product candidates that we may pursue;

•	the costs, timing, and outcome of regulatory review of our product candidates;

•	the timing and amount of our milestone payments to Bayer under the Bayer License Agreement;

•	the extent to which we are able to enter into collaboration or other agreements that provide us with additional capital resources;

•	our headcount and associated costs to the extent we expand our research and development capabilities and establish and expand our commercial infrastructure and operations;

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

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the six months ended June 30,
	2024	2023
Net cash used in operating activities	$(13,567)	$(25,789)
Net cash provided by investing activities	$(8,337)	$20,689
Net cash provided by financing activities	$17,007	$96

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

Net cash used in operating activities was approximately $13.6 million for the six months ended June 30, 2024, consisting primarily of payments to clinical service providers, internal payroll costs, and third-party professional services as we operate as a public company and prepare for and conduct our clinical trials. Our net loss during the six months ended June 30, 2024 was approximately $14.2 million, which included approximately $1.4 million related to stock-based compensation.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2024 consisted of $8.3 million in purchases of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2023 consisted of sales and maturities of marketable securities of approximately $31.3 million, partially offset by purchases of marketable securities of approximately $10.6 million.

Cash Flows from Financing Activities

On March 29, 2024, we entered into the ATM Agreement, which provides for the issuance and sale by us of shares of common stock having an aggregate offering price of up to $50.0 million. As of June 30, 2024, we sold an aggregate of 2,120,849 shares of our common stock at an average price of $1.167 per share, resulting in net proceeds of approximately $2.2 million, after paying commissions and offering expenses of approximately $0.2 million. As of June 30, 2024, approximately $47.5 million remained available under the ATM Agreement.

On April 30, 2024, we closed an underwritten public offering of (i) 6.0 million shares of our common stock and accompanying warrants to purchase up to 6.0 million shares of common stock, and (ii) to certain investors, pre-funded warrants to purchase up to an aggregate of 16.0 million shares of common stock and accompanying warrants to purchase up to 16.0 million shares of common stock. Each share of common stock was sold together with an accompanying common stock warrant at a combined offering price of $0.75, and each pre-funded warrant was sold together with an accompanying common stock warrant at a combined offering price of $0.7499, which is equal to the combined offering price per share of common stock and accompanying common stock warrant less the $0.0001 exercise price of each pre-funded warrant. We received net proceeds of approximately $14.8 million from this offering, after deducting underwriting discounts and commissions and offering expenses of approximately $0.7 million.

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

Interest Rate Risk

Cash and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. As of June 30, 2024, we held cash equivalents and marketable securities. The short-term nature of these investments are not significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may expend our limited resources to pursue a particular product candidate, target, or indication and fail to capitalize on product candidates, targets or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on development programs, therapeutic platforms, and product candidates that we identify for specific indications. As a result, we may forego or delay the pursuit of opportunities with other therapeutic platforms or product candidates or for other targets or indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We had cash, cash equivalents and marketable securities of approximately $16.4 million as of June 30, 2024. We intend to use our existing capital resources to advance and expand our preclinical and clinical programs, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs, and for working capital and other general corporate purposes. Based on our current business plans and assumptions, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

On May 22, 2024, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the closing bid price of our common stock for the prior 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share. To regain compliance, within 180 calendar days of the date of such notice, or by November 18, 2024, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum bid price requirement within the initial 180 day compliance period, we may be eligible for an additional 180-calendar day compliance period if at that time we meet the continued listing standard for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the minimum bid price requirement. If we fail to maintain compliance with the continued listing requirements and Nasdaq delists our common stock, we could face material adverse consequences, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of July 31, 2024, we had outstanding warrants to purchase an aggregate of 41,295,000 shares of common stock. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. To the extent such warrants are exercised or otherwise converted into shares of our common stock or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for sale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers, and other affiliates, and certain of such shares are eligible for sale in the public market under our currently effective Registration Statement on Form S-3. Sales, or potential sales, of substantial numbers of shares in the public market could increase the volatility of, or adversely affect, the market price of our common stock.

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

As of July 31, 2024, Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, together beneficially owned, directly or indirectly, approximately 13.3% of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 17.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation, and approval of significant corporate transactions.

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
Trading Plans
During the three months ended June 30, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule
10b5-1(c)
or any
no
n-
Rule
10b5-1
trading arrangement (as defined in Item 408(c) of Regulation
S-K).

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 28, 2024).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 26, 2024).

4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 26, 2024).

10.1	Vincerx Pharma, Inc. 2020 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-280382) filed on June 21, 2024).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VINCERX PHARMA, INC.

Date: August 8, 2024	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy
Chief Executive Officer

Date: August 8, 2024	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger
Chief Financial Officer