Form 10-Q
period 2024-09-30
Vincerx Pharma, Inc.
filed 2024-11-12
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 33,555,903 shares of the registrant’s common stock outstanding.

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

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with preclinical or clinical development and trials;

•	risks related to the timing of expected business and product development milestones;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture, and commercialize product candidates;

•	our need for capital and capital requirements;

•	our ability to raise capital and continue as a going concern;

•	general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets;

•	changes in applicable laws or regulations, including the impact of the Inflation Reduction Act of 2022 and potential legislation restricting the use of foreign third-party service providers;

•	the impact of natural disasters, including climate change, and the impact of health pandemics and epidemics on our business;

•	the size and growth potential of the markets for our products, and our ability to compete in those markets;

•	market acceptance of our planned products;

•	the effects of other economic, business, or competitive factors, including the impact of inflation and the wars in Ukraine and Israel; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”

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

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,942	$12,782
Restricted cash	85	72
Short-term marketable securities	7,144	—
Prepaid expenses	283	51
Grant receivable	1,063	1,044
Other current assets	231	784

Total current assets	11,748	14,733
Right-of-use assets, net	1,431	2,201
Property, plant and equipment, net	85	125
Grant receivable	1,510	1,076
Other assets	173	82

Total assets	$14,947	$18,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,963	$2,497
Accrued expenses	1,724	1,755
Lease liability	1,274	1,162
Common stock warrant liabilities	463	191

Total current liabilities	5,424	5,605
Lease liability, net of current portion	365	1,340
Other noncurrent liabilities	50	50

Total liabilities	5,839	6,995

Commitments and contingencies—Note 6
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 31,395,903 shares and 21,407,510 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	190,193	170,324
Accumulated other comprehensive income	104	8
Accumulated deficit	(181,192)	(159,112)

Total stockholders’ equity	9,108	11,222

Total liabilities and stockholders’ equity	$14,947	$18,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$3,885	$3,508	$10,419	$11,816
Research and development	3,908	6,101	12,218	25,260

Total operating expenses	7,793	9,609	22,637	37,076

Loss from operations	(7,793)	(9,609)	(22,637)	(37,076)

Other income (expense)
Change in fair value of warrant liabilities	(331)	112	(272)	12
Interest income	154	260	410	1,053
Other income, net	127	230	419	804

Total other income (expense)	(50)	602	557	1,869

Net loss	$(7,843)	$(9,007)	$(22,080)	$(35,207)
Other comprehensive income:
Net foreign currency translation gain (loss)	72	(29)	93	3
Net unrealized gain on marketable securities	8	12	3	75

Comprehensive loss	$(7,763)	$(9,024)	$(21,984)	$(35,129)

Net loss per common share, basic and diluted	$(0.17)	$(0.42)	$(0.63)	$(1.66)

Weighted average common shares outstanding, basic and diluted	45,672	21,345	35,175	21,269

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)
(
in thousands
)

	For the Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2024	29,672	$3	$188,770	$24	$(173,349)	$15,448
Issuance of common stock in connection with exercise of pre-funded warrants	1,724	—	—	—	—	—
Stock-based compensation	—	—	1,423	—	—	1,423
Cumulative translation adjustment	—	—	—	72	—	72
Unrealized gain on marketable securities	—	—	—	8	—	8
Net loss	—	—	—	—	(7,843)	(7,843)

Balance as of September 30, 2024	31,396	$3	$190,193	$104	$(181,192)	$9,108

	For the Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	21,408	$2	$170,324	$8	$(159,112)	$11,222
Issuance of pre-funded warrants and common stock from public offering, net of commissions and expenses of $657	6,000	1	14,751	—	—	14,752
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $239	2,121	—	2,161	—	—	2,161
Issuance of common stock in connection with exercise of pre-funded warrants	1,724	—	—	—	—	—
Issuance of common stock from employee stock plans	143	—	94	—	—	94
Stock-based compensation	—	—	2,863	—	—	2,863
Cumulative translation adjustment	—	—	—	93	—	93
Unrealized gain on marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(22,080)	(22,080)

Balance as of September 30, 2024	31,396	$3	$190,193	$104	$(181,192)	$9,108

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2023	21,381	$2	$169,220	$69	$(145,155)	$24,136
Stock-based compensation	—	—	629	—	—	629
Cumulative translation adjustment	—	—	—	(29)	—	(29)
Unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(9,007)	(9,007)

Balance as of September 30, 2023	21,381	$2	$169,849	$52	$(154,162)	$15,741

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	21,243	$2	$166,647	$(26)	$(118,955)	$47,668
Issuance of common stock from employee stock plans	138	—	96	—	—	96
Stock-based compensation	—	—	3,106	—	—	3,106
Cumulative translation adjustment	—	—	—	3	—	3
Unrealized gain on marketable securities	—	—	—	75	—	75
Net loss	—	—	—	—	(35,207)	(35,207)

Balance as of September 30, 2023	21,381	$2	$169,849	$52	$(154,162)	$15,741

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(22,080)	$(35,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	40
Stock-based compensation	2,863	3,106
Amortization of right-of-use assets	770	617
Change in fair value of warrant liabilities	272	(12)
Net amortization of discounts on marketable securities	(178)	(603)
Changes in operating assets and liabilities:
Prepaid and other current assets	321	1,170
Grant receivable	—	319
Other assets	(525)	(793)
Accounts payable	(534)	(1,003)
Accrued expenses	(31)	603
Lease liabilities	(863)	(671)

Net cash used in operating activities	(19,946)	(32,434)

Cash flows from investing activities:
Purchases of marketable securities	(11,463)	(11,821)
Sales and maturities of marketable securities	4,500	47,571

Net cash provided by (used in) investing activities	(6,963)	35,750

Cash flows from financing activities:
Proceeds from issuance of common stock from employee stock plans	94	96
Proceeds from public offering, net of transaction costs	14,752	—
Proceeds from at-the-market offering, net of transaction costs	2,161	—

Net cash provided by financing activities	17,007	96

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	75	3

Net decrease in cash, cash equivalents, and restricted cash	(9,827)	3,415
Cash, cash equivalents, and restricted cash at beginning of the period	12,854	11,733

Cash, cash equivalents, and restricted cash at end of the period	$3,027	$15,148

Reconciliation of cash, cash equivalents, and restricted cash to the September 30, 2024 balance sheet:

Cash and cash equivalents	$2,942
Restricted cash	85

Total	$3,027

The accompanying notes are an integral part of the unaudited condensed consolidated financial state
m
ents.

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
for the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
Liquidity and Going Concern
As of September 30, 2024, the Company had approximately $10.1 million in cash, cash equivalents and marketable securities. In April 2024, the Company raised $16.9 million, net of underwriting discounts and offering costs, through the sale of shares of common stock, warrants and pre-funded
warrants (see Note 7). The Company has incurred recurring operating losses and negative cash flows from operating activities since its inception and expects to continue to incur operating losses and negative cash flows in the future. Based on current business plans and assumptions, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into early 2025, although this estimate is based on plans and assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. Accordingly, the Company will need to raise additional capital through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources, and such additional capital may not be available on favorable terms or at all, particularly in light of the current economic and market conditions. Market volatility resulting from pandemics or other epidemics, inflation and other economic and market conditions, the wars in Ukraine and Israel, the inability to maintain our listing on The Nasdaq Capital Market, and other factors could also adversely impact the Company’s ability to raise additional capital. The failure to raise additional capital as and when needed or on acceptable terms would have a negative impact on the Company’s financial condition and the ability to pursue its business strategy, and the Company may have to reduce its workforce or delay, reduce the scope of, suspend, or eliminate one or more preclinical programs, clinical trials, or future commercialization efforts, or curtail its business operations.

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
German Grant Income
The Company recognizes grant income in the period when the underlying eligible expenses are incurred. The German government grant program provides for tax refunds or direct reimbursements of eligible research expenses
of up to 1.0 million euros per year over a period of six years. The grant was approved in 2022 and was retroactive to 2021. Grant income for the three- and nine-months ended September 30, 2024 has been recorded in other income (expense), net on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The corresponding receivable is included in current assets or other assets, $1.1 million and $1.5 million, respectively, at September 30, 2024, on the Company’s unaudited condensed consolidated balance sheet depending upon expectations for collection within 12 months of the condensed consolidated balance sheet date.

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
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,533	$—	$—	$2,533
Short-term marketable securities:
U.S. government treasuries	4,153	—	—	4,153
U.S. government agency securities	—	2,991	—	2,991

Total cash equivalents and marketable securities	$6,686	$2,991	$—	$9,677

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,682	$—	$—	$4,682
U.S. government treasuries	6,233	—	—	6,233
U.S. government agency securities	—	999	—	999

Total cash equivalents	$10,915	$999	$—	$11,914

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets between Level 1, Level 2, or Level 3 during the three- and nine-month periods ended September 30, 2024.

	Fair Value Measured as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Legacy private warrant liabilities	$—	$—	$463	$463

Total fair value	$—	$—	$463	$463

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Legacy private warrant liabilities	$—	$—	$191	$191

Total fair value	$—	$—	$191	$191

The estimated fair value of the warrant liability for outstanding legacy warrants at September 30, 2024 and December 31, 2023 was deter
m
ined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its common stock based on its historical volatility for a time period that approximates the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. There were no changes to the number of legacy warrants underlying the Level 3 financial instruments during the three and nine months ended September 30, 2024. There were no transfers between Level 1, 2, or 3 during the three- and nine-months ended September 30, 2024 and the year ended December 31, 2023.
The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2024	$191
Change in fair value	272

Balance – September 30, 2024	$463

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s legacy warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2024 and December 31, 2023 is as follows:

	As of September 30, 2024	As of December 31, 2023
Stock price	$0.72	$1.18
Exercise price	$11.50	$11.50
Term (years)	1.2	2.0
Volatility (annual)	183.2%	90.9%
Risk-free rate	3.8%	4.2%
Dividend yield (per share)	0%	0%
NOTE 5. MARKETABLE SECURITIES
All marketable securities were considered
available-for-sale
at September 30, 2024. There were no marketable securities at December 31, 2023. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at September 30, 2024 are summarized in the table below (amounts in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Assets:
Short-term marketable securities:
U.S. government treasuries	$4,151	$2	$—	$4,153
U.S. government agency securities	2,991	—	—	2,991

Total marketable securities	$7,142	$2	$—	$7,144

During 2024, some of the Company’s marketable securities have been in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three- and nine-months ended September 30, 2024.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Leases
On December 23, 2020, the Company entered into a five-year term lease agreement which commenced on January 1, 2021. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense is approximately $1.2 million.
At September 30, 2024, the Company had operating lease liabilities of approximately $1.6 million and right-of-use
assets of approximately $1.4 million, which were included in the unaudited condensed consolidated balance sheet.
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
. The Company records both fixed and variable payments received from the sublessee in its condensed consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense. Such payments received in the three- and nine-months ended September 30, 2024 were approximately $154,000 and $415,000, respectively. The Company also received a $50,000 deposit with the initial sublease, recorded as a noncurrent liability in the condensed consolidated balance sheets.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease cost
Operating lease cost	$299	$299	$897	$897
Variable lease cost	—	—	—	—

Total operating lease expense	$299	$299	$897	$897

Other information
Operating cash flows from operating leases	$330	$318	$990	$952
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term – operating leases	1.3	2.3	1.3	2.3
Weighted-average discount rate – operating leases	8%	8%	8%	8%
As of September 30, 2024, future minimum payments during the remaining period and the next two years are as follows (in thousands):

Remaining period ended December 31, 2024	$329
Year ended December 31, 2025	1,372
Year ended December 31, 2026	28

Total	1,729
Less present value discount	(90)

Operating lease liabilities included in the condensed consolidated balance sheet at September 30, 2024	$1,639

NOTE 7. STOCKHOLDERS’ EQUITY
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of September 30, 2024 and December 31, 2023, there were 31,395,903 and 21,407,510 shares, respectively, of common stock outstanding, and no shares of preferred stock outstanding.
Public and
At-the-Market
Offerings
The Company entered into a Sales Agreement (the “ATM Agreement”) dated as of March 29, 2024 between the Company and Leerink Partners LLC, as sales agent, which provides for the issuance and sale by the Company of shares of common stock having an aggregate offering price of up to $50.0 million. As of September 30, 2024, the Company sold an aggregate of 2,120,849 shares of its common stock at an average price of $1.167 per share, resulting in net proceeds of approximately $2.2 million, after paying commissions and offering expenses of approximately $0.2 million. As of September 30, 2024, approximately $47.5 million remained available under the ATM Agreement. There were no sales of shares of common stock by us under the ATM Agreement during the third quarter of 2024.
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
Derivatives and Hedging
.
Legacy Warrants
As of September 30, 2024 and December 31, 2023, there were 3,295,000 legacy warrants to purchase common stock outstanding. The legacy warrants will expire at 5:00 p.m., New York City time, on December 23, 2025 (five years from the closing of the Business Combination).
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
Derivatives and Hedging
(see Note 4).
Restricted Stock
A summary of restricted stock activity for the three- and nine-months ended September 30, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	18,062	$0.103
Vested	(10,848)	—

Nonvested at March 31, 2024	7,214	$0.089
Vested	(7,214)	—

Nonvested at June 30 and September 30, 2024	—	$—

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	67,002	$0.065
Vested	(16,396)	—

Nonvested at March 31, 2023	50,606	0.074
Vested	(10,848)	—

Nonvested at June 30, 2023	39,758	$0.078
Vested	(10,848)	—

Nonvested at September 30, 2023	28,910	$0.086

NOTE 8. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of September 30, 2024, the Company had 7,254,916 shares of common stock reserved for issuance and 909,732 shares available for future awards under the 2020 Plan.

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
Stock Option Repricing and Exchange Program
The board of directors and stockholders of the Company approved a one-time stock
option repricing and exchange program. As a result, effective on August 12, 2024 (the “Effective Date”), the exercise price of all outstanding stock options held by employees (including the Company’s executive officers) and consultants of the Company that were granted under the 2020 Plan and that had an exercise price per share greater than $0.5485, the closing price of the Company’s common stock on the Effective Date, was reduced to $0.55 per share, except that a premium exercise price will apply for certain exercises made prior to the end of a one year retention period. The exercise price of outstanding eligible options with a weighted average exercise price of $8.19 for 7,398,488 shares of common stock was reduced to the $0.55 per share exercise price with an estimated common stock fair value of $0.41 per share at the date of the repricing. The vesting terms and expiration dates remain unchanged from the original grant dates.
The stock option repricing was treated as an option modification for accounting purposes and resulted in total incremental expense of approximately $0.9 million, of which approximately $0.6 million incremental expense associated with the vested options was recognized on the modification date of August 12, 2024. The remaining
$
0.3
 million incremental expense associated with the unvested options as of the modification date will be recognized over the remainder of the original requisite service period.
Subsequent to completion of the repricing, the Company commenced a tender offer to exchange outstanding eligible options to purchase shares of the Company’s common stock for new restricted stock units (each, a “New RSU”). At the completion of the tender offer on September 27, 2024, a total of 1,911,415 eligible options were tendered for New RSUs. The surrendered options were cancelled, and a total of 1,470,314 New RSUs were granted, each effective as of September 30, 2024. There was no incremental expense associated with this exchange.
Stock option activity under the 2020 Plan is as follows (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,219	$8.74	8.1	$134
Options granted	2,657	7.19	—	—
Options exercised	(6)	0.90	—	—
Options cancelled	(2,086)	1.33	—	—

Outstanding at September 30, 2024	5,784	$0.94	8.4	$903

Options vested and exercisable at September 30, 2024	3,437	$1.20	7.2	$525

Stock-based compensation expense is based on the grant-date fair value, or $3.10 for all awards granted during the nine months ended September 30, 2024. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
As of September 30, 2024, the Company had stock-based compensation of approximately $5.8 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.1 years.

The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Exercise price	$7.19	$1.21
Expected term (years)	6.0	5.5
Volatility (annual)	91.8%	89.5%
Risk-free rate	4.3%	4.0%
Dividend yield (per share)	0%	0%
Restricted stock unit activity under the 2020 Plan is as follows (in thousands, except per share amounts):

	Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	—	$—	—	$—
Awarded	1,470	—	—	—
Released	—	—	—	—
Cancelled	—	—	—	—

Outstanding at September 30, 2024	1,470	$—	0.6	$1,053

Stock-based compensation expense
associated with the New RSUs
is based on the grant-date fair value, or $0.72 for all restricted stock units granted during the nine months ended September 30, 2024
,
as well as the remaining unrecognized compensation expense associated with the options that were tendered in exchange for these New RSUs
.
The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is the vesting term of approximately three years.
As of September 30, 2024, the Company had stock-based compensation of approximately $1.2 million related to unvested restricted stock units not yet recognized that are expected to be recognized over an estimated weighted average period of 2.1 years.
Total stock-based compensation expense, including the incremental expense associated with the repricing described above, recognized in the three- and nine-months ended September 30, 2024 and 2023 was as follows (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Research and development	$718	$231	$1,388	$1,543
General and administrative	705	398	1,475	1,563

Total stock-based compensation expense	$1,423	$629	$2,863	$3,106

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

The following table sets forth the computation of loss per share for the three- and nine-months ended September 30, 2024 and 2023 (amounts in thousands, except per share number):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(7,843)	$(9,007)	$(22,080)	$(35,207)

Denominator:
Weighted average common shares outstanding, basic and diluted	45,672	21,345	35,175	21,269

Net loss per common share, basic and diluted	$(0.17)	$(0.42)	$(0.63)	$(1.66)

In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant (see Note 7). Since the shares underlying the warrants are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	For the three and nine months ended September 30,
	2024	2023
Options outstanding	5,784	5,321
Restricted stock units	1,470	—
Warrants	25,295	3,295
Restricted stock	—	29

Total	32,549	8,645

NOTE 10. SUBSEQUENT EVENT
In October 2024, the Company issued approximately 2.2 million shares of common stock in connection with the exercise of an equivalent amount of pre-funded warrants at an exercise price of $0.0001.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2024	2023	Amount Change	2024	2023	Amount Change
Operating expenses:
General and administrative	$3,885	$3,508	$377	$10,419	$11,816	$(1,397)
Research and development	3,908	6,101	(2,193)	12,218	25,260	(13,042)

Total operating expenses	7,793	9,609	(1,816)	22,637	37,076	(14,439)

Loss from operations	(7,793)	(9,609)	1,816	(22,637)	(37,076)	14,439

Other income (expense)
Change in fair value of warrant liabilities	(331)	112	(443)	(272)	12	(284)
Interest income	154	260	(106)	410	1,053	(643)
Other income (expense)	127	230	(103)	419	804	(385)

Total other income (expense)	(50)	602	(652)	557	1,869	(1,312)

Net loss	$(7,843)	$(9,007)	$1,164	$(22,080)	$(35,207)	$13,127

Research and Development

Research and development expenses decreased by approximately $2.2 million and $13.0 million, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The decrease for the three months ended September 30, 2024 compared to the same period in 2023 is primarily the result of decreases in research services of approximately $2.4 million and personnel related expenses of approximately $0.8 million, offset by an increase in clinical related expenses of approximately $0.9 million. The decrease for the nine months ended September 30, 2024 compared to the same period in 2023 is primarily the result of decreases in research services of approximately $6.8 million, manufacturing services associated with our ADC program of approximately $4.4 million, and personnel related expenses of approximately $2.1 million, partially offset by an increase in clinical related expenses of approximately $1.3 million.

General and Administrative

General and administrative expenses increased by approximately $0.3 million and decreased by approximately $1.4 million, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The increase for the three months ended September 30, 2024 compared to the same period in 2023 was due to a $0.5 million increase in professional services, partially offset by a decrease in personnel related expenses of $0.1 million. The decrease for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to decreases in personnel related expenses of approximately $0.7 million and facilities and other corporate overhead expenses of approximately $0.5 million.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the three months ended September 30, 2024 is primarily due to an increase in the volatility of our common stock. For the three and nine months ended September 30, 2023, the change in the stock price was insignificant.

Interest Income

Interest income is primarily comprised of interest income and gains or losses realized on cash, cash equivalents, and marketable securities. The decrease in interest income to $0.2 million for the three months ended September 30, 2024 from $0.3 million for the three months ended September 30, 2023, and the decrease to $0.4 million for the nine months ended September 30, 2024 from $1.1 million for the nine months ended September 30, 2023 is a result of our declining portfolio of cash equivalents and marketable securities.

Other Income (Expense)

Other income (expense) is primarily comprised of estimated grant income of approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, earned in connection with our research activities conducted at our German subsidiary, partially offset by foreign currency transaction gains and losses related to certain transactions with European third-party vendors.

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

We expect our operating expenses in 2024 to be comparable to 2023, subject to raising additional capital. We intend to prioritize resources towards advancing Phase 1 studies of VIP943 and control spending, including discretionary spending, in other areas. We believe we can adjust our operating plan spending levels based on the timing of future clinical trials, which are predicated upon adequate funding to complete the trials. We routinely evaluate the status of our clinical development programs as well as potential strategic options.

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

We therefore anticipate that we will need substantial additional funding in connection with our continuing operations. At September 30, 2024, we had approximately $10.1 million in cash, cash equivalents and marketable securities. In April 2024, we raised $16.9 million, net of commissions, underwriting discounts and offering expenses of approximately $0.9 million, through the sale of shares of common stock, pre-funded warrants, and accompanying warrants. We intend to devote our capital resources to the preclinical and clinical development of our product candidates, our public company compliance costs, and certain of the milestone payments under the Bayer License Agreement. Based on our current business plans and assumptions, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into early 2025. Our estimate as to how long we expect our capital to be able to fund our operating expenses and capital requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(19,946)	$(32,434)
Net cash provided by investing activities	$(6,963)	$35,750
Net cash provided by financing activities	$17,007	$96

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

Net cash used in operating activities was approximately $19.9 million for the nine months ended September 30, 2024, consisting primarily of payments to clinical service providers, internal payroll costs, and third-party professional services as we operate as a public company and prepare for and conduct our clinical trials. Our net loss during the nine months ended September 30, 2024 was approximately $22.1 million, which included approximately $2.9 million related to stock-based compensation.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2024 consisted of $11.5 million in purchases of marketable securities, partially offset by sales and maturities of marketable securities of approximately $4.5 million . Net cash provided by investing activities for the nine months ended September 30, 2023 consisted of sales and maturities of marketable securities of approximately $47.6 million, partially offset by purchases of marketable securities of approximately $11.8 million.

Cash Flows from Financing Activities

On March 29, 2024, we entered into the ATM Agreement, which provides for the issuance and sale by us of shares of common stock having an aggregate offering price of up to $50.0 million. As of September 30, 2024, we sold an aggregate of 2,120,849 shares of our common stock at an average price of $1.167 per share, resulting in net proceeds of approximately $2.2 million, after paying commissions and offering expenses of approximately $0.2 million. As of September 30, 2024, approximately $47.5 million remained available under the ATM Agreement. There were no sales of shares of common stock by us under the ATM Agreement during the third quarter of 2024.

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

Interest Rate Risk

Cash and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. As of September 30, 2024, we held cash equivalents and marketable securities. The short-term nature of these investments are not significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success is substantially dependent on our ability to timely commence and complete clinical trials, obtain marketing approval for, and successfully commercialize VIP236, VIP943, and enitociclib, our lead product candidates. We are investing significant efforts and financial resources in the development of these lead product candidates, which will require additional clinical development, evaluation of clinical, preclinical, and manufacturing activities, marketing approval from government regulators, substantial investment, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote these or any other product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We had cash, cash equivalents and marketable securities of approximately $10.1 million as of September 30, 2024. We intend to use our existing capital resources to advance and expand our preclinical and clinical programs, to fund certain of the milestone payments under the Bayer License Agreement and our public company compliance costs, and for working capital and other general corporate purposes. Based on our current business plans and assumptions, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into early 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

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

There are numerous factors that can influence our stock price volatility and trading volume, some of which are beyond our control. These factors could include:

•	our ability to develop or commercialize products;

•	results of our clinical trials and nonclinical studies;

•	our capital levels and cash runway, capital requirements, and capital raising activities, including issuances of securities or the incurrence of debt;

•	our ability to enter into and maintain collaboration arrangements;

•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the oncology industry in general;

•	operating and share price performance of other companies that investors deem comparable to us;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements and obtain regulatory approvals;

•	our ability to obtain and maintain proprietary protection for our current and future product candidates;

•	commencement of, or involvement in, litigation involving us;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of shares of common stock by our directors, executive officers, or significant stockholders, or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, inflation, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of October 31, 2024, we had outstanding warrants to purchase an aggregate of 37,411,000 shares of common stock. Additionally, up to 6,000,000 Earnout Shares may be issued in connection with the Merger Agreement, provided that certain conditions are met. Pursuant to our Offer to Exchange Eligible Options for New Restricted Stock Units dated August 13, 2024, 1,470,314 restricted stock units were issued in exchange for eligible stock options, which restricted stock units are subject upon vesting to automatic “sell-to-cover” requirements to satisfy tax withholding requirements. To the extent that any of the warrants are exercised or otherwise converted into shares of our common stock, conditions to receive Earnout Shares are met, or shares are sold pursuant to “sell-to-cover” requirements, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for sale in the public market. Such shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers, and other affiliates, and certain of such shares are eligible for sale in the public market under our currently effective Registration Statement on Form S-3. Sales, or potential sales, of substantial numbers of shares in the public market could increase the volatility of, or adversely affect, the market price of our common stock.

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

As of October 31, 2024, Dr. Ahmed M. Hamdy, our Chief Executive Officer, and Dr. Raquel E. Izumi, our President and Chief Operations Officer, together beneficially owned, directly or indirectly, approximately 11.8% of our outstanding common stock, and our directors and executive officers as a group beneficially owned approximately 15.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors, any amendment of our Certificate of Incorporation, and approval of significant corporate transactions.

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
Trading Plans
During the three months ended September 30, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule
10b5-1(c)
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

VINCERX PHARMA, INC.

Date: November 12, 2024	/s/ Dr. Ahmed M. Hamdy
Dr. Ahmed M. Hamdy
Chief Executive Officer

Date: November 12, 2024	/s/ Alexander A. Seelenberger
Alexander A. Seelenberger
Chief Financial Officer