Form 10-K
period 2024-12-31
Vincerx Pharma, Inc.
filed 2025-03-27
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-39244

Vincerx Pharma, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	83-3197402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1825 S. Grant Street San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
800-6676
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	VINC	The Nasdaq Stock Market LLC
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
(based on the closing sale price on The Nasdaq Capital Market on June 30, 2024) was approximately $21.0 million.
As of March 21, 2025, there were 5,234,277 shares of the registrant’s common stock outstanding.

i

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. When used in this report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “forecast,” “goal,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “suggests,” “scheduled,” “target,” or “will,” and similar expressions are intended to identify forward-looking statements, and include but are not limited to:

•	our proposed business combination transaction and/or other strategic alternatives;

•	our future financial and business performance;

•	plans for our business and product candidates;

•	the attributes of, and our ability to develop or commercialize, our product candidates;

•	our ability to comply with the terms of the Bayer License Agreement;

•	our future capital requirements and sufficiency of available cash, including our expected cash runway, timing of those requirements, and sources and uses of cash;

•	our ability to obtain funding for our operations and continue as a going concern;

•	our ability to adjust our operating plan spending levels;

•	our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market;

•	developments and expectations relating to our competitors and industry;

•	our expectations regarding our ability to obtain, develop, and maintain intellectual property protection and not infringe on the rights of others;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	the outcome of any regulatory proceedings; and

•	changes in applicable laws or regulations.

These statements are subject to known and unknown risks, uncertainties, and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	risks associated with the proposed business combination and/or other strategic alternatives;

•	risks associated with preclinical or clinical development and trials;

•	changes in the assumptions underlying our expectations regarding our future business or business model;

•	our ability to develop, manufacture, and commercialize product candidates;

•	our need for additional capital and ability to raise such capital and continue as a going concern;

•	risks related to the timing of expected business and product development milestones;

•	the size and growth potential of the markets for our products, and our ability to compete in those markets;

•	general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets, including the impact of inflation and the wars in Ukraine and Israel;

•	changes in applicable laws or regulations, including the impact of the Inflation Reduction Act of 2022 and potential legislation restricting the use of foreign third-party service providers;

•	the impact of natural disasters, including climate change, and the impact of health pandemics and epidemics on our business; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”

Given these and other risks and uncertainties described in this report, you should not place undue reliance on these forward-looking statements.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report. These forward-looking statements made by us in this report speak only as of the date of this report. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our definitive proxy statements (including the definitive proxy statement for the 2025 Annual Meeting of Stockholders), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC.

You should read this report completely and with the understanding that our actual future results, levels of activity, and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Frequently Used Terms

Unless the context indicates otherwise, references in this report to the “Company,” “Vincerx,” “we,” “us,” “our,” and similar terms refer to Vincerx Pharma, Inc. (f/k/a Vincera Pharma, Inc. f/k/a LifeSci Acquisition Corp.) and its consolidated subsidiaries. References to “LSAC” refer to our predecessor company prior to the consummation of the LSAC Business Combination (as defined below). Additional terms frequently used in this report include the following:

•	“ADC” means antibody-drug conjugate.

•	“Affordable Care Act” means the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act.

•	“AML” means acute myeloid leukemia.

•	“ANDA” means an abbreviated new drug application.

•	“Bayer License Agreement” means that certain License Agreement, dated October 7, 2020, by and among Legacy Vincera Pharma, Bayer Aktiengesellschaft, and Bayer Intellectual Property GmbH.

•	“BLA” means a biologics license application.

•	“BPCIA” means the Biologics Price Competition and Innovation Act of 2009.

•	“Bylaws” means our amended and restated bylaws.

•	“CDK9” means cyclin-dependent kinase 9.

•	“CDX” means cell-derived xenograft.

•	“Certificate of Incorporation” means our second amended and restated certificate of incorporation, as amended.

•	“cGMP” means current Good Manufacturing Practice.

•	“CLL” means chronic lymphocytic leukemia.

•	“common stock” means our common stock, $0.0001 par value per share.

•	“CPT” means camptothecin.

•	“DLBCL” means diffuse large B-cell lymphoma.

•	“DH-DLBCL” means double-hit DLBCL (i.e., DLBCL characterized by translocations of MYC and BCL-2).

•	“Earnout Shares” means certain rights to common stock after the closing of the LSAC Business Combination that Legacy Holders may be entitled to receive pursuant to the LSAC Merger Agreement.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

•	“FDA” means the U.S. Food and Drug Administration.

•	“FDCA” means the Federal Food, Drug and Cosmetic Act.

•	“GAAP” means accounting principles generally accepted in the United States of America.

•	“HER2” means human epidermal growth factor receptor 2.

•	“IL3RA” means Interleukin 3 receptor subunit alpha.

•	“HIPAA” means the Health Insurance Portability and Accountability Act.

•	“IND” means an investigational new drug application.

•	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.

•	“KSPi” means kinesin spindle protein inhibitor.

•	“Legacy Holders” means the stockholders of Legacy Vincera Pharma immediately prior to the LSAC Business Combination.

•	“Legacy Vincera Pharma” means Vincera Pharma, Inc. prior to the consummation of the LSAC Business Combination, which changed its name to VNRX Corp. following the LSAC Business Combination.

•	“Legacy Vincera Pharma Common Stock” means Legacy Vincera Pharma common stock, par value $0.0001 per share.

•

“legacy warrants” means the warrants issued simultaneously with the closing of the initial public offering of LSAC in a private placement to LifeSci Holdings LLC and Rosedale Park, LLC and the warrants issued pursuant to Section 8.6 of the LSAC Merger Agreement.

•

“Letter of Intent” means the non-binding letter of intent entered into with Global Digital Holdings Inc., a Georgia corporation that conducts business under the name QumulusAI (“QumulusAI”) on March 14, 2025.

•	“LSAC Business Combination” means the LSAC Merger and the other transactions described in the LSAC Merger Agreement.

•

“LSAC Merger” means the merger of LSAC Merger Sub with and into Legacy Vincera Pharma, with Legacy Vincera Pharma surviving as the surviving company and as a wholly-owned subsidiary of LSAC, which occurred on December 23, 2020.

•

“LSAC Merger Agreement” means that certain Merger Agreement, dated September 25, 2020, by and among LSAC, LSAC Merger Sub, Legacy Vincera Pharma and Raquel E. Izumi, as the representative of the Legacy Holders.

•	“LSAC Merger Sub” means LifeSci Acquisition Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LSAC at the time of the LSAC Business Combination.

•	“MCL” means mantle cell lymphoma.

•	“MCL1” means a protein coding gene.

•	“MYC” means a family of regulator genes and proto-oncogenes that code for transcription factors.

•	“NDA” means a new drug application.

•	“P-TEFb” means positive transcription elongation factor beta.

•	“Proposed Business Combination” means the proposed business combination between us and QumulusAI.

•	“Securities Act” means the Securities Act of 1933, as amended.

•	“SMDC” means small molecule drug conjugate.

•	“USPTO” means the United States Patent and Trademark Office.

•	“Warrant Agreement” means that certain Warrant Agreement, dated March 5, 2020, between LSAC and the Continental Stock Transfer & Trust Company.

Vincerx®, Vincerx Pharma®, the Vincerx Wings logo design, CellTrapper®, and VersAptx™ are our trademarks or registered trademarks. This report also contains trademarks and trade names that are the property of their respective owners.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A of this report, “Risk Factors,” before deciding whether to invest in the Company.

•	The Proposed Business Combination may not be consummated on the terms described in the non-binding Letter of Intent or at all.

•	Failure to consummate the Proposed Business Combination could negatively affect our business, and result in the total loss of your investment.

•

Vincerx and QumulusAI will be subject to various uncertainties while the Proposed Business Combination is pending that could adversely affect the anticipated benefits of the Proposed Business Combination.

•

We rely on the Bayer License Agreement to provide rights to the core intellectual property relating to all of our current product candidates, which agreement imposes significant payment and other obligations on us. Any failure by us to perform our obligations under the Bayer License Agreement could give Bayer AG (“Bayer”) the right to terminate or seek other remedies under the agreement, and any termination or loss of important rights under the Bayer License Agreement would significantly and adversely affect our ability to develop, partner and/or commercialize our current product candidates and our VersAptx platform, raise capital, or continue our operations.

•

We are currently substantially dependent on the success of VIP943, our lead product candidate, and our other current product candidates. If we are unable to complete development of, obtain approval for, partner, or commercialize these product candidates in a timely manner, our business will be harmed.

•

We are at an early stage in development efforts for our product candidates, and we may not be able to successfully develop, manufacture, complete clinical trials, partner, or commercialize our product candidates on a timely basis or at all.

•	Results from early-stage clinical trials may not be predictive of results from late-stage or other clinical trials.

•

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

We previously announced that we are exploring strategic alternatives and also implemented certain workforce reductions and other cost-control measures to streamline our operations and focus our resources, and there can be no assurance that such measures will achieve the intended objectives, or that they will not adversely affect our business.

•	We have incurred net losses since inception and expect to continue to incur significant net losses for the foreseeable future, and there can be no assurance we will be able to raise capital.

•

We require substantial capital to finance our operations. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to significantly reduce our operations and expenses, may not be able to continue as a going concern, and may be forced to cease operations.

•	Even if approved, our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

•	If the market opportunity for any product candidate is smaller than we believe, our potential commercial opportunity may be adversely affected and our business may suffer.

•

We face significant competition, and if our competitors develop and market technologies or products more rapidly or that are more effective, safer, or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

•

Clinical trials are expensive, time consuming, subject to enrollment and other delays, and may be required to continue beyond our available funding, and we cannot be certain that we will be able to raise sufficient funds to successfully complete the development, clinical trials, and commercialization of any of our product candidates.

•	Our business entails a significant risk of product liability, and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business.

•

The Bayer License Agreement obligates us to make significant milestone and royalty payments, some of which would be triggered prior to the commercialization of our product candidates, and we may not be able to raise additional capital or enter into strategic alliances at levels sufficient to pay these amounts when due.

•	We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to partner and/or commercialize our product candidates.

•

Our product candidates may cause adverse events, toxicities, or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential, or result in significant negative consequences.

•

If we are not able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted, which could negatively impact the liquidity and price of our common stock, our ability to complete a business combination or access the capital markets, and the confidence of investors and others.

PART I

ITEM 1.	Business.

Corporate History and Background

We were initially formed on December 19, 2018 as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. From the time of our formation to the time of the consummation of the LSAC Business Combination, our name was “LifeSci Acquisition Corp.”

On September 25, 2020, we entered into the LSAC Merger Agreement. At the effective time of the LSAC Merger, each share of Legacy Vincera Pharma Common Stock, other than any Dissenting Shares (as defined in the LSAC Merger Agreement), was canceled and the Legacy Holders received (i) 0.028545 shares of our common stock, for each share of Legacy Vincera Pharma Common Stock held by them immediately prior to the effective time of the LSAC Merger and (ii) the right to receive Earnout Shares under certain conditions following the closing of the LSAC Business Combination.

The Legacy Holders are entitled to receive Earnout Shares if the daily volume-weighted average price of our common stock equals or exceeds the following prices (as adjusted for the Company’s 1-for-20 reverse stock split) for any 20 trading days within any 30 trading-day period (the “Trading Period”), following the closing of the LSAC Business Combination: (1) during any Trading Period prior to the six year anniversary of the closing, upon achievement of a daily volume-weighted average price of at least $700.00 per share, such number of shares of our common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share; and (3) during any Trading Period prior to the eight year anniversary of the closing, upon achievement of a daily volume-weighted average price of at least $900.0 per share, such number of shares of our common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share. A total of 90.6% (rounded to the nearest whole share) of the Earnout Shares then earned and issuable shall be issued to the Legacy Holders on a pro-rata basis based on the percentage of the number of shares of Legacy Vincera Pharma Common Stock owned by them immediately prior to the closing of the LSAC Business Combination, and the remaining Earnout Shares that would otherwise have been issuable shall not be issuable to the Legacy Holders but in lieu thereof the number of authorized shares available for issuance under the Vincerx Pharma, Inc. 2020 Stock Incentive Plan shall be automatically increased by an equivalent number of shares of our common stock.

Recent Development, Including Pursuit of Strategic Alternatives

On March 14, 2025, we entered the Letter of Intent relating the Proposed Business Combination. QumulusAI is a fully-integrated provider of high-performance compute cloud services through ownership and operation of data centers and management of a diversified power generation portfolio. The parties currently contemplate a reverse triangular merger structure, pursuant to which (i) a subsidiary of the Company would merge into QumulusAI, (ii) QumulusAI stockholders would receive shares of our common stock in exchange for their shares of QumulusAI capital stock (“QumulusAI Capital Stock”) based on the Exchange Ratio (defined below), and (iii) outstanding options, warrants, and other rights to acquire QumulusAI Capital Stock (“QumulusAI Stock Rights”) would be assumed by the Company and converted into options, warrants, and rights to acquire our common stock based on the Exchange Ratio.

The conversion of the QumulusAI Capital Stock and QumulusAI Stock Rights would be pursuant to an exchange ratio (the “Exchange Ratio”) intended to result in the following aggregate post-closing percentage ownership: (i) the equity holders of QumulusAI immediately prior to the closing (including all QumulusAI Stock Rights) would own 95% of the equity of the combined company, and (ii) the equity holders of Vincerx immediately prior to the closing (including all outstanding options and warrants) would own 5% of the equity of the combined company. These ownership percentages assume a valuation of $285 million for QumulusAI and $15 million for Vincerx and “net cash” (defined as cash minus liabilities) of zero at closing. To the extent requested by Vincerx, QumulusAI or its designees will invest up to $1.5 million in the equity of Vincerx prior to the closing.

Following the closing of the Proposed Business Combination, the combined company’s board of directors would consist of seven members, all of whom would be designated by QumulusAI. QumulusAI would also determine the composition of senior management of the combined company following the closing.

The parties intend to negotiate a definitive business combination agreement that will incorporate the provisions of the Letter of Intent as well as other terms and conditions typical for transactions of this nature. During the 30-day period from the date of the Letter of Intent, the parties have agreed not to solicit or encourage submission of, or participate in discussions or enter into any agreement regarding, any other acquisition proposal.

Conditions to execution of a definitive business combination agreement include satisfactory completion of due diligence by the parties, execution of appropriate voting support agreements, and approval by the boards of directors of the parties. Conditions to the closing of the Proposed Business Combination include approval by the stockholders of both parties, receipt of government, regulatory, and other third-party approvals, effectiveness of a registration statement relating to the issuance of our common stock in the Proposed Business Combination, listing of the combined company’s common stock on The Nasdaq Stock Market (“Nasdaq”), and satisfaction of other customary conditions to closing for transactions of this type.

There can be no assurances the parties will enter into a definitive business combination agreement, the actual terms of any such agreement, or that any transaction will ultimately be consummated.

The Company previously announced that it is exploring strategic alternatives, including out-licensing, merger and acquisition opportunities (including reverse mergers), the sale of assets and technologies, and winding down operations. In the fourth quarter of 2024, the Company executed a series of workforce reductions to streamline operations and control ongoing costs as it pursues strategic alternatives. Regardless of whether the Proposed Business Combination is consummated, the Company is continuing to pursue monetizing its assets. There can be no assurances that its efforts will be successful.

Unless specifically noted or the context clearly requires otherwise, all information set forth in this Annual Report on Form 10-K relates to the Company without regard to the Proposed Business Combination.

Overview

We are a clinical-stage biopharmaceutical company that has been developing differentiated and novel therapies to address the unmet medical needs of patients with cancer.

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

By integrating these features, VersAptx enables precise tuning of bioconjugates to improve safety, efficacy, and therapeutic potential beyond first-generation bioconjugates.

The following graphic summarizes our pipeline as of February 28, 2025:

Our Technology

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

Our Product Candidates

Antibody Drug Conjugate: VIP943 (CD123-KSPi)

VIP943, developed using our VersAptx platform, combines an anti-CD123 antibody, a novel legumain-cleavable linker, and a KSPi payload enhanced with CellTrapper technology. CD123, overexpressed in AML, B-ALL, Hodgkin lymphoma, and MDS, is a key target for selectively addressing leukemic stem cells while minimizing off-target effects.

Preclinical Results

At the 2022 American Society of Hematology (ASH) Annual Meeting, we presented preclinical data on VIP943, highlighting the advantages of our effector chemistry in non-human primates. This safety study compared VIP943 to Mylotarg (gemtuzumab ozogamicin, the FDA-approved ADC for AML) and to Mylotarg’s anti-CD33 monoclonal antibody conjugated with our VIP943 effector chemistry (legumain linker + KSPi payload with CellTrapper). Following a single dose of each agent (n=2 per group), the Mylotarg-treated group experienced severe hematologic toxicity, including a marked decline in platelet and red blood cell counts with insufficient recovery, as well as a continuous decrease in white blood cells and lymphocytes. These animals also exhibited critical reductions in hemoglobin and hematocrit, underscoring significant adverse effects. In contrast, ADCs utilizing our VIP943 effector chemistry had no impact on platelet or red blood cell counts, demonstrating a clear safety advantage. Additionally, Mylotarg treatment led to elevated liver enzymes, severe hyperbilirubinemia (indicative of liver toxicity), and a sharp increase in urea nitrogen (suggesting kidney toxicity). These adverse effects resulted in the euthanasia of one Mylotarg-treated monkey, while another died on day 13. Notably, all animals treated with ADCs incorporating our VIP943 effector chemistry survived and remained healthy throughout the study, reinforcing its favorable safety profile.

The ASH presentation also included results from an efficacy study in a MOLM-13 mouse model, demonstrating the superior anti-tumor activity of VIP943 compared to Mylotarg. In this study, VIP943 induced tumor regression after just two treatment cycles, whereas Mylotarg failed to control disease progression, with all treated mice experiencing continued tumor growth.

Clinical Studies

VIP943 has demonstrated encouraging clinical results in its ongoing Phase 1 dose-escalation study for relapsed/refractory AML, higher-risk MDS, and B-ALL (NCT06034275). The study focuses on assessing safety, tolerability, and preliminary efficacy across dose cohorts (0.2 to 1.7 mg/kg).

Safety Results:

•

To date, one subject in Cohort 6 (1.7 mg/kg; once weekly) experienced a dose-limiting toxicity (DLT) of Grade 2 non-serious eye disorders, including bilateral microcysts and bilateral dry eyes. Additionally, one subject in Cohort 4a (1.0 mg/kg; twice weekly) experienced a Grade 4 non-serious DLT of blurred vision and itchy eyes.

•

Treatment-related adverse events (AEs) have been manageable, with most being Grade 1-2. Common AEs include eye toxicity (blurred vision, dry eyes, itchy eyes), chills, hot flashes, aspartate aminotransferase and alanine aminotransferase increase, nausea, and transient mild hematologic effects.

•	Notably, no cases of severe myelosuppression, cytokine release syndrome, interstitial lung disease, or peripheral neuropathy were reported.

Treatment -Emergent Adverse Events (>15%) (N=35)

Vincerx Pharma Inc | VNC-943-101, Ph 1 open-label
VIP943 (Data extract: 03JAN2025) | dev

Treatment-Emergent Adverse Events (>=15%) (N=35)

Epistaxis
Pneumonia
Febrile neutropenia
Headache
Hypotension
Vision blurred
Fatigue
Nausea
Insomnia
Abdominal pain
Diarrhoea
Dizziness
Hypokalaemia
Hypophosphataemia
40 35 30 25 20 15 10 5 0 5 10 15 20 25 30 35 40
Frequency (%)
Grade 1+2
Grade 3
Grade 4
Grade 5
Related Grade 1+2
Related Grade 3
Related Grade 4

Efficacy Results:

•	Antitumor Activity:

•	Responses were observed starting at doses ≥1.0 mg/kg, including:

•	Complete remission with incomplete hematologic improvement (CRi): Achieved in relapsed AML patients at 1.0 mg/kg.

•	Complete remission with limited count recovery (CRL): Observed in higher-risk MDS patients at 1.3 mg/kg.

•	Bone Marrow Blast Reductions:

•	Significant and sustained reductions in CD123+ blasts were noted, with blast clearance evident during early treatment cycles.

•	In some cases, blast reductions correlated with meaningful clinical improvement, such as restored hematologic function.

Antibody Drug Conjugate: VIP924 (CXCR5-KSPi)

Developed using our VersAptx platform, VIP924 is a first-in-class anti-CXCR5 ADC that leverages the same effector chemistry as VIP943 (legumain linker + KSPi payload with CellTrapper). CXCR5 governs crucial processes including chemotaxis, germinal center formation, and differentiation of plasma and memory B-cells. It is highly expressed on tumor cells of DLBCL, FL, MCL and CLL. As with VIP943, our VIP924 effector chemistry is designed to reduce non-specific release and uptake of the payload and ensure payload accumulation in cancer cells.

Preclinical Results

In preclinical studies, VIP924 induced sustained tumor regression in MCL and DLBCL models, including ibrutinib-refractory MCL cell-derived models, with only 1 or 2 doses.

VIP924 Is Active in Ibrutinib-Refractory MCL In Vivo Model

Tumor volume (mm³, mean ± SD
2500
2000
1500
1000
500
0
20
25
30
35
40
45
Control Vehicle
CXCR5 naked Ab
CXCR5-KSPi ADC
0%T/C**** d26
100% RR d35 (n=5)
****
Time after tumor inoculation (days)
3000
2000
1000
0
15
20
25
Time after tumor inoculation (days)

•	Ibrutinib-refractory MCL CDX CXCR5+ REC-1 model (inset)
•	VIP924 achieved complete remission after 2 doses
****	P=0.0001 vs vehicle. Tumor volumes on day 26.

Single Dose of VIP924 in DLBCL In Vivo Model Achieved Durable Complete Regressions

2000
1500
1000
500
0
Tumor volume (mm³, mean ± SD
Control Vehicle
Rituximab-lenalidomide
Rituximab-Bendamustine*
**** 100% RR (CR)
10
20
30
40
50
60
70
80
90
100
110
Time after tumor inoculation (days)

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

Survival of REC-1 transplanted humanized NSG mice under treatment
Probability of Survival (%)
100
50
0
0
5
10
15
20
25
Days Elapsed
Isotype control
ADC 10 mg/kg
Polivy 3 mg/kg
Zynlonta 0.66 mg/kg
VIP924 10 mg/kg

REC-1 in humanized NSG mice

Tumor Volume (mm³ mean + SD)
8000
6000
4000
2000
0
0
5
10
15
20
25
Days after Treatment Start
Isotype Control ADC 10 mg/kg
Polivy 3mg/kg
Zynlonta 0.66 mg/kg
VIP924 10 mg/kg
****

****	On day 17, tumor volumes of VIP924 treated animals were significantly lower (P<0.00002) compared with control.

Small Molecule Drug Conjugate: VIP236

VIP236, a first-in-class small molecule-drug conjugate (SMDC) developed with the VersAptx platform, targets αvß3 integrin, an established marker of advanced and metastatic solid tumors. VIP236 utilizes a neutrophil elastase-cleavable linker in the tumor microenvironment (TME) to deliver an optimized camptothecin (CPT) payload with enhanced efficacy and safety.

Preclinical Studies

Preclinical Efficacy:

•	VIP236 demonstrated superior tumor regression across multiple xenograft and patient-derived models compared to standard chemotherapies such as irinotecan, doxorubicin, and cisplatin.

•	In a TNBC (MX-1) model, VIP236 significantly outperformed these chemotherapies, showing marked tumor regression.

•	In a liver metastasis model of colorectal cancer, VIP236 achieved statistically significant tumor growth inhibition and delayed tumor regrowth.

Enhanced Activity Over ENHERTU® in Gastric Cancer Models:

•

VIP236 showed greater efficacy in gastric cancer models, including HER2-high, HER2-negative, and HER2-low settings, compared to ENHERTU®. Tumor regression was observed regardless of HER2 expression, highlighting its potential in a broader patient population.

Clinical Studies

VIP236 completed its Phase 1 dose-escalation study in patients with advanced or metastatic solid tumors (NTC05371054) in October 2024, identifying a viable dose for continued development in combination studies.

A total of 29 patients were enrolled in the Phase 1 study, resulting in a 45% disease control rate. The drug demonstrated a favorable safety profile, distinguishing itself from other CPTs by showing no instances of common dose-limiting side effects such as life-threatening diarrhea, severe stomatitis/mucositis, or interstitial lung disease. Also notable is VIP236’s tolerability, showing a durability of >120 days in challenging cancers and in heavily pretreated patients.

Promising Durability (>120 Days) in Challenging Cancers and in Heavily

Pretreated Patient Populations

Enitociclib (P-TEFb/CDK9 inhibitor)

Enitociclib is a highly selective CDK9 inhibitor. Enitociclib blocks P-TEFb-mediated activation of RNA polymerase II, preventing transcription of MCL1 and MYC, proteins associated with poor prognosis in various types of cancer. Enitociclib’s mechanism of action is different from other CDK9 inhibitors, offering a more targeted approach, ultimately leading to cell death and reduction in tumor cell proliferation.

Preclinical Results

Preclinical studies strongly suggest that enitociclib is highly selective and has a favorable safety profile, potentially making it a strong combination partner in aggressive B-cell lymphomas and pediatric indications. Select preclinical studies are shown below:

Multiple Myeloma (MM) Studies:

•	In collaboration with the University of Calgary, enitociclib showed potent cytotoxic activity (IC50: 36–78 nM) as a single agent and in combination with multiple anti-MM agents.

•	In a JJN-3 MM xenograft model, enitociclib monotherapy inhibited MYC and MCL1 transcription, triggering pro-caspase-3 and PARP cleavage within an hour and leading to 96–99% tumor reduction by day 20.

•	Enhanced efficacy was observed when combined with lenalidomide, reinforcing findings from small-molecule screening studies.

Pediatric Leukemia Studies:

•	In KMT2A-rearranged leukemia models, enitociclib achieved durable tumor inhibition and complete remission as a monotherapy.

•	In vitro, low-dose enitociclib combined with chemotherapies, prednisolone, and a KMT2A inhibitor showed synergistic cytotoxicity.

•	These findings provide proof-of-concept for integrating targeted cytotoxic agents with enitociclib in future clinical trials, particularly for pediatric KMT2A-rearranged leukemia.

Clinical Studies

Bayer Study 18117: Enitociclib Dose-Escalation Study in Relapsed and Refractory Leukemia

This open-label Phase 1 trial evaluated enitociclib’s safety, tolerability, and preliminary efficacy in 21 patients with relapsed/refractory AML. Enitociclib maintained a consistent safety profile across dose levels, with gastrointestinal side effects and cytopenia being the most common adverse events. No dose-limiting toxicities (DLTs) were observed. The study was discontinued early and did not include other hematologic malignancies (e.g., CLL or MDS).

Study VNC-152-101 (Formerly Bayer Study 17496): Safety, Efficacy, and Expanded Cohorts

Originally conducted by Bayer and later continued by Vincerx, this open-label Phase 1 dose-escalation and expansion study evaluated enitociclib monotherapy in patients with advanced solid tumors and non-Hodgkin lymphoma. A total of 63 patients were enrolled (37 by Bayer, 26 by Vincerx) across dose-escalation and expansion cohorts. Key findings include:

•	Favorable safety profile, with no new safety signals observed and a manageable adverse event profile.

•	Dose-proportional pharmacokinetics, confirming predictable drug exposure.

•	On-target pharmacodynamic activity, including inhibition of CDK9-dependent transcription.

•	Encouraging clinical activity, particularly in double-hit diffuse large B-cell lymphoma (DH-DLBCL):

•	Two patients with DH-DLBCL achieved durable complete metabolic remissions, which persisted for ~2 years after stopping treatment due to the COVID-19 pandemic.

•	One patient with transformed follicular lymphoma remained on treatment for 27 cycles, achieving prolonged stable disease.

•	13 additional patients across various solid tumors also achieved stable disease as their best response.

Study VNC-152-801: NIH Sponsored Study in R/R Lymphoid Malignancies

In April 2023, we launched a Phase 1 dose-escalation study in collaboration with the National Institutes of Health (NIH) to determine the maximum tolerated dose (MTD), recommended Phase 2 dose (RP2D), and safety profile of enitociclib + venetoclax + prednisone (VVIP) in relapsed/refractory lymphoid malignancies.

As of January 2024, five patients had been dosed:

•	2 of 3 PTCL patients (67%) achieved partial responses (PR), with tumor reductions of 91% and 86%.

•	1 DH-DLBCL patient experienced a PR (71% tumor regression) after just one cycle, highlighting a faster response than enitociclib monotherapy.

•	No dose-limiting toxicities (DLTs) were observed.

Sales and Marketing

Because we are a clinical-stage company, we do not have our own marketing, sales, or distribution capabilities. To commercialize any of our product candidates, if approved for commercial sale and marketing, we would have to develop a sales and marketing infrastructure.

Manufacturing

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our drug substances or drug products, and there are a limited number of manufacturers that operate under the

cGMP requirements of the FDA that might be capable of manufacturing for us. We currently intend to rely on contract manufacturing organizations, for both drug substance and drug product, as well as our own qualified personnel with experience to manage these contract manufacturing organizations. Similarly, we do not own or operate a laboratory with expertise in diagnostic assessment of cancer subpopulations and would need to contract with specific commercial diagnostic labs to develop companion diagnostics to accompany our drug products as well as our own qualified personnel with experience to manage these commercial diagnostic companies.

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

Although we believe our bioconjugation product candidates and VersAptx platform are highly differentiated, many companies continue to invest in innovation in the bioconjugate field, including new payload classes, new conjugation approaches, and new targeting moieties. Additionally, many companies have products and/or platforms that target the same indications our programs target. Any of these initiatives could lead to products that have superior properties to our VersAptx platform and bioconjugation product candidates. Some of the companies that may compete with us include, AbbVie Inc., ADC Therapeutics SA, Astellas Pharma Inc., Astra-Zeneca PLC, Bicycle Therapeutics plc, Bristol-Myers Squibb Company, CytomX Therapeutics, Inc., Daiichi Sankyo Company, Limited, Duality Biologics Co. Ltd., Eli Lilly and Company, Genentech, Inc., Gilead Sciences, Inc., GSK plc, Iksuda Therapeutics Ltd, Innovent Biologics, Inc., ImmunoGen, Inc. (acquired by AbbVie, Inc.), Immunomedics, Inc., Johnson & Johnson Inc, Klus Pharma, Inc, LigoChem Biosciences, Inc., MacroGenics, Inc., Merck & Co., Inc, Merck KgaA, Mersana Therapeutics Inc., Novartis International AG, ProfoundBio Inc, Pyxis (which acquired Pfizer, Inc.’s ADC technology), Roche Holding AG, Sanofi S.A., and Takeda Pharmaceutical Company Limited.

While we believe enitociclib is a highly selective CDK9 inhibitor that stands apart from other programs, several CDK9 programs are showing clinical efficacy and some are further along in development. Clinical-stage competitors include Cyclacel Pharmaceuticals Inc., Kronos Bio, Inc., Merck & Co., Inc., Prelude Therapeutics Inc., SELLAS Life Sciences Group, Inc., and Sumitomo Dainippon Pharma Co., Ltd. Additionally, these companies and their partners may develop CDK9 inhibitor programs to compete with enitociclib, and others pursuing targets around P-TEFb, CDK7, CDK2, MYC, BRD4, PRMT, and related regulators could also compete in the same indications.

Our product candidates would need to compete on the basis of efficacy, safety, and tolerability, and if they are not demonstrably superior in these respects compared with other approved therapies, they would be rendered obsolete or non-competitive.

Many of our potential competitors, either alone or in partnership with others, have significantly greater financial, technical, and human resource capabilities than us. This in turn might allow them to become more successful in achieving treatment approvals and market acceptance, reducing the competitiveness of our product candidates, and accelerating their obsolescence. In addition, merger and acquisition activity in the pharmaceutical and biotechnology space may result in an increased concentration of resources among a smaller number of competitors. Earlier stage companies may also become relevant competitors, especially through collaborations with established companies. The areas of competition also extend to scientific and managerial talent recruitment and retention, clinical trial sites, patient registration for clinical trials, and acquisition or development of technologies that might be complementary or necessary for our drug programs.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our operations are subject to regulation by various federal, state, and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services and other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General). For example, we may have to comply with:

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

We cannot be sure that coverage or reimbursement will be available for any of our product candidates and, if coverage and reimbursement are available, what the level of reimbursement would be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, any drug product. Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of drug products, in addition to questioning safety and efficacy.

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

The marketability of any of our product candidates would suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care, the influence of health maintenance organizations, and additional legislative changes in the United States, including the U.S. Inflation Reduction Act, is increasing the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The U.S. Inflation Reduction Act (“IRA”) was signed into law in December 2022, and among other things, it will regulate out-of-pocket costs for Medicare patients with respect to prescription drugs. The discovery and development of both small molecule and biologic drug compounds may be affected with respect to licensing, production, and marketing of such drugs. The FDA will, in the near-term, propose regulations through its rulemaking process, and while that may take several years, the effect on manufacturer rebates to Medicare, Medicare drug price negotiations, catastrophic drug cost coverage, and other aspects of the commercialization of drug products could be significant.

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

Intellectual Property

Our business depends in part on our ability to obtain and maintain proprietary protection for our product candidates, novel discoveries, product development technologies, and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our strategy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, and potential in-licensing opportunities to develop and maintain our proprietary position.

We have a license to patents and other intellectual property relating to VIP236, VIP943, VIP924, enitociclib, VIP217, and our other current drug product candidates and technologies from Bayer on an exclusive, worldwide basis under the Bayer License Agreement. In 2024, as part of our overall efforts to control costs, we strategically focused our patent priorities. Our in-licensed portfolio, as of December 31, 2024, included approximately 33 issued U.S. patents, eight pending U.S. non-provisional patent applications, one Patent Cooperation Treaty (PCT) application, and 119 issued patents and pending patent applications in jurisdictions outside of the United States.

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

As of December 31, 2024, we owned approximately four pending U.S. non-provisional patent applications, three PCT applications, and five pending patent applications in jurisdictions outside of the United States. Our strategy has been to pursue patent protection covering, when possible, compositions, methods of use, dosing, and formulations.

We also rely upon trade secrets, know-how, and continuing technological innovation. We seek to protect our proprietary information, in part, by using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees, and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Bayer License Agreement

On October 7, 2020, we entered into the Bayer License Agreement, pursuant to which we have been granted an exclusive, worldwide, royalty-bearing, worldwide license under certain Bayer patents and know-how to develop, use, manufacture, commercialize, sublicense, and distribute, for all uses in the cure, mitigation, treatment, or prevention of diseases or disorders in humans or animals, (i) a versatile and adaptable bioconjugation platform, now referred to as the VersAptx Platform, including VIP943 and VIP924, next-generation ADCs, and VIP236, an SMDC, and (ii) a small molecule drug program, including enitociclib, a P-TEFb/CDK9 inhibitor. The VersAptx Platform and these product candidates, currently comprise our entire product pipeline. The Bayer License Agreement became effective upon the closing of the LSAC Business Combination.

Under the Bayer License Agreement, we paid Bayer an upfront license fee of $5.0 million upon the closing of the LSAC Business Combination. In addition, we are obligated to make significant future payments to Bayer upon the achievement of certain development and commercial sales milestones involving license products as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments vary greatly depending on factors such as the particular licensed product, whether it involves a P-TEFb licensed product or bioconjugation licensed product (and which bioconjugation program – IL3RA, CXCR5, SMDC, or additional programs), the number of distinct disease indications, the number of different countries with respect to which the milestone is achieved and the level of net commercial sales, and it is therefore difficult to estimate the total payments that may become payable to Bayer and when those payments would be due. If we achieve all of the milestones for each of the countries and disease indications, we would be obligated to pay development and commercial sales milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, we could be required to pay aggregate milestone payments in excess of $1.0 billion. If we partner with a third party and receive development milestone payments from such third party that exceed the development milestone payments we are required to pay Bayer for the same milestones, we are required to pay Bayer a small portion of that excess.

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

Human Capital/Employees

In the fourth quarter of 2024, we executed a series of workforce reductions to streamline operations and control ongoing costs as we pursue strategic alternatives. As part of these streamlining and cost-control measures, members of our senior management transitioned out of full-time employment but continue to support the Company on a consulting basis. As a result, as of December 31, 2024, we employed a total of 12 full-time employees and one part-time employee in roles deemed essential to ongoing business operations. None of our employees were represented by labor unions or covered by collective bargaining agreements.

For full-time employees, we offer compensation aligned with industry benchmarks, taking into account job responsibilities, level of seniority, and geographic location. Additionally, we provide a 401(k) plan with an employer matching contribution, equity awards, and an employee stock purchase plan. Our benefits program includes comprehensive medical, dental, and vision coverage, paid time off, and company-designated holidays. We consider our relationship with our employees to be good.

Legal Proceedings

We are not currently a party to any legal proceedings, and are not aware of any pending or threatened legal proceedings against us, that we believe could have a material adverse effect on our business, operating results, or financial condition. We may from time to time become involved in legal proceedings arising in the ordinary course of business.

Available Information

Our principal executive offices are located at 1825 S. Grant Street, San Mateo, CA 94402, and our telephone number is (650) 800-6676. Our website address is www.vincerx.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

Risks Related to the Proposed Business Combination

The Proposed Business Combination may not be consummated on the terms described in the non-binding Letter of Intent or at all.

On March 14, 2025, we entered into the Letter of Intent relating to the Proposed Business Combination. Although we anticipate entering into a definitive business combination agreement in April 2025, no assurance can be given that we will be able to do so within that timeframe or at all. Execution of a definitive business combination agreement with QumulusAI is subject to a number of conditions in the Letter of Intent, including satisfactory completion of due diligence by each party and, if we so request prior to such execution, receipt of up to $1.5 million in equity financing from QumulusAI or its designees, which due diligence and financing have not been completed as of the date of this report, as well as successful negotiation of the terms and conditions of the definitive business combination agreement. In addition, even if we were to negotiate and enter into a definitive business combination agreement, there is no assurance that the Proposed Business Combination would be consummated on the terms described in the Letter of Intent, or at all.

Failure to consummate the Proposed Business Combination could negatively affect our business, and result in the total loss of your investment.

The terms of a definitive business combination agreement are subject to negotiation, and we cannot guarantee that we will be able to reach acceptable terms. Execution of the definitive business combination agreement is subject to various conditions in the Letter of Intent, including satisfactory completion of due diligence by us and QumulusAI and, if we request it prior to such execution, our receipt of financing from QumulusAI. On February 28, 2025, we announced that a prior binding term sheet for a reverse merger with another party was terminated before the parties to that term sheet were able to enter into a definitive merger agreement, and we announced that we were seeking strategic alternatives, including out-licensing, merger and acquisition opportunities (including reverse mergers), the sale of assets and technologies, and winding down operations. In the event we are unable to negotiate a definitive business combination agreement or consummate the Proposed Business Combination, it will have a material adverse effect on our business, financial condition, and results of operations, including the following:

•	Incurring costs related to the negotiation of the business combination agreement, such as legal, accounting, and financial advisory fees;

•	Declines in the market price of our common stock to the extent that such market price reflects an assumption that the Proposed Business Combination will be consummated;

•

The diversion of management’s attention from day-to-day business operations and the potential disruption to each company’s employees and other personnel and business relationships during the period the definitive business combination agreement is being negotiated and stockholder approval is being solicited; and

•	Becoming subject to litigation related to the Proposed Business Combination.

Even if we do enter into a definitive business combination agreement with QumulusAI, we cannot guarantee that the terms will be as described in the Letter of Intent or that the closing conditions set forth in such business combination agreement, including obtaining the requisite stockholder approval and listing the combined company’s shares on Nasdaq, will be satisfied. If we are unable to satisfy our closing conditions, or if other mutual closing conditions are not satisfied, QumulusAI will not be obligated to complete the Proposed Business Combination.

If the Proposed Business Combination is not completed, our board of directors would need to evaluate other available strategic alternatives, which alternatives may not be as favorable to our stockholders as the Proposed

Business Combination or available at all and could include winding down our operations, which may result in a total loss of stockholders’ investment.

Vincerx and QumulusAI will be subject to various uncertainties while the Proposed Business Combination is pending that could adversely affect the anticipated benefits of the Proposed Business Combination.

Uncertainty about the effect of the Proposed Business Combination on counterparties to contracts, employees, consultants, and other parties may have an adverse effect on us and QumulusAI. These uncertainties could cause contract counterparties and others who deal with us or QumulusAI to seek to change existing business relationships and may impair the ability of us and QumulusAI to attract, retain, and motivate key personnel until the Proposed Business Combination is completed and for a period of time thereafter. Retention and recruitment of employees and consultants may be particularly challenging prior to the completion of the Proposed Business Combination. Our employees and consultants, and the employees and consultants and prospective employees and consultants of QumulusAI, may experience uncertainty about their future roles following the Proposed Business Combination.

The negotiations to enter into a definitive business combination agreement, pursuit of the Proposed Business Combination, and the preparation for the combination of the two companies may place a significant burden on management and internal resources. Any significant diversion of management attention away from our business and any difficulties encountered in the negotiations, transition, and integration process could affect each of our businesses and limit us from pursuing other business opportunities and making other changes to our business prior to the entry into a definitive business combination agreement and/or completion of the Proposed Business Combination.

We expect to incur substantial transaction costs in connection with the Proposed Business Combination.

We expect to incur a significant amount of non-recurring expenses in connection with the Proposed Business Combination, including legal, accounting, financial advisory, consulting, printing, mailing, and other expenses. In general, these expenses are payable by us whether or not the Proposed Business Combination is completed. Additional unanticipated costs may be incurred following consummation of the Proposed Business Combination.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We rely on the Bayer License Agreement to provide rights to the core intellectual property relating to all of our current product candidates, which agreement imposes significant payment and other obligations on us. Any failure by us to perform our obligations under the Bayer License Agreement could give Bayer the right to terminate or seek other remedies under the agreement, and any termination or loss of important rights under the Bayer License Agreement would significantly and adversely affect our ability to develop, partner and/or commercialize our current product candidates and our VersAptx platform, raise capital, or continue our operations.

We have licensed our core patents and other intellectual property relating to our current product candidates and our VersAptx platform from Bayer on an exclusive, worldwide basis under the Bayer License Agreement. The Bayer License Agreement continues in effect on a country-by-country and licensed product-by-licensed product basis until there are no remaining royalty payment obligations in the relevant country and can be terminated earlier by Bayer in the event that we materially breach our material obligations, that bankruptcy or other insolvency proceedings are instituted against us or that we seek to revoke or challenge the validity of any licensed patents. If, for any reason, the Bayer License Agreement is terminated or we otherwise lose important rights, it would have a significant and adverse effect on our business and our ability to develop, partner and/or commercialize our current product candidates, raise capital, or continue our operations.

The Bayer License Agreement imposes on us obligations relating to development, commercialization, funding, payment, diligence, intellectual property protection and other matters. We paid Bayer an upfront license fee of $5.0 million following the closing of the LSAC Business Combination. In addition, we are obligated to make significant future payments to Bayer upon the achievement of certain development and commercial sales milestones involving licensed products. The size and timing of these milestone payments will vary greatly depending on factors such as the particular licensed product, whether it involves a P-TEFb licensed product or a bioconjugation licensed product (and which bioconjugation program), the number of distinct disease indications, the number of different countries with respect to which the milestone is achieved and the level of net commercial sales, and it is therefore difficult to estimate the total payments that could become payable to Bayer and when those payments would be due. If we were to achieve all of the milestones for each of the countries and disease indications, we would be obligated to pay development and commercial milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, we could be required to pay aggregate milestone payments in excess of $1.0 billion. In addition to milestone payments, we are also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products.

To the extent we are able to achieve any of these milestones, many of them would be achieved, and the related milestone payments owed, before we are able to generate sufficient revenues (or any revenues in the case of development milestones). Accordingly, we would need to obtain substantial additional funding, or enter into strategic alliances in order to pay these milestones, and there can be no assurance that we would be able to obtain the necessary funding on acceptable terms or at all or that we would be able to enter into strategic alliances at levels sufficient to pay these milestones or at all. If we are unable to raise the necessary additional funding, enter into the necessary strategic alliances, or otherwise pay these milestones, we would be in breach of the Bayer License Agreement, which if not cured would give Bayer the right to terminate the agreement or seek other remedies, which would have a significant and adverse effect on our business and prospects and our ability to develop and commercialize our current product candidates, raise capital, or continue our operations.

We are currently substantially dependent on the success of VIP943, our lead product candidate, and our other product candidates. If we are unable to complete development of, obtain approval for, partner, and/or commercialize these product candidates in a timely manner, our business will be harmed.

Our business is substantially dependent on our ability to timely commence and complete clinical trials, obtain marketing approval for, partner, and/or successfully commercialize our product candidates. Development of these product candidates will require additional clinical development, evaluation of clinical, preclinical, and manufacturing activities, marketing approval from government regulators, substantial investment, and significant marketing efforts before we would be able to generate any revenues from product sales. We are not permitted to market or promote these or any other product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our product candidates will depend on several factors, many of which we do not control, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, and the manufacturing, marketing, distribution, and sales efforts of any future partner or collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop, partner and/or commercialize these product candidates, which would materially harm our business.

We are at an early stage in development efforts for our product candidates, and we may not be able to successfully develop, manufacture, complete clinical trials, partner, and/or commercialize our product candidates on a timely basis or at all.

The potential therapeutic benefits of our bioconjugation product candidates are unproven, and we may never develop, successfully conduct or complete clinical trials, partner, and/or commercialize these product candidates.

While several bioconjugation and ADC candidates are under development by other companies, there is currently no approved bioconjugation therapy using our proprietary optimized CPT payload or an ADC using KSPi and CellTrapper. We may uncover a previously unknown risk associated with KSPi or our optimized CPT payload, our CellTrapper technology may not be as impermeable as initial testing suggests, our linker technology may not be as effective as initial testing suggests, or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, or result in the failure to obtain, regulatory approval or may necessitate additional preclinical and clinical testing. While results from preclinical trials of our bioconjugation product candidates have shown proof-of-concept for each, these product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. If the KSPi warhead or optimized CPT payload that we use is not safe in certain product candidates, we would be required to abandon or redesign all of our current bioconjugation product candidates. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of our bioconjugation product candidates.

Enitociclib is a novel P-TEFb/CDK9 inhibitor, and its potential therapeutic benefit is unproven. While several CDK9 inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting CDK9 for the treatment of cancers, and as a result, the regulatory pathway for enitociclib may present novel issues that could cause delays in development or approval. In addition, enitociclib may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. Positive results from preclinical studies or early stage clinical trials are not necessarily predictive of the results of planned clinical trials of enitociclib. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for enitociclib.

If we are unable to successfully develop, conduct, or complete clinical trials, obtain marketing approval, partner, and/or commercialize our product candidates, our business would be materially harmed.

Results from early-stage clinical trials may not be predictive of results from late-stage or other clinical trials.

Positive and promising results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage clinical trials or from clinical trials of the same product candidates for the treatment of other indications. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Late-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen, and statistical design. Moreover, success in clinical trials in a particular indication does not guarantee that a product candidate will be successful for the treatment of other indications. Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. There can be no assurance that we will not face similar setbacks in our clinical trials despite positive results observed in early-stage clinical trials.

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Even if our product candidates were to receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community. Such acceptance would depend on a number of factors, including:

•	timing of market introduction, number, clinical profile, and potential advantages of competitive drugs;

•	acceptable evidence of safety and efficacy;

•	changing standards of medical care;

•	relative convenience and ease of administration;

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

If any of our product candidates were to be approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors, and patients, it would have a negative effect on our business.

If the market opportunity for any product candidate is smaller than we believe, our potential commercial opportunity may be adversely affected, and our business may suffer.

Our belief regarding addressable patient populations that may benefit from treatment with our product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the potential commercial opportunity for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

We face significant competition, and if our competitors develop and market technologies or products more rapidly or that are more effective, safer, or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

Our competitors are developing a large number of drug candidates and new therapies for the treatment of conditions similar to those targeted by our product candidates. Several pharmaceutical and biotechnology companies have CDK9 inhibitors, ADCs, immunotherapies, or other products on the market, in clinical trials, or in development that are, or may be, competitive to our product candidates in oncology indications. Our competitors, either alone or together with collaborators, may have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do and may have begun developing their drug candidates earlier than us. Our competitors may also have more experience:

•	developing drug candidates;

•	conducting preclinical and clinical trials;

•	obtaining regulatory approvals; and

•	commercializing product candidates.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe adverse effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed, or are less expensive than our product candidates. Our competitors also may obtain marketing approval from the FDA or other comparable foreign regulatory authorities for their products more rapidly, which could result in our competitors establishing a strong market position. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive, or not economical. If we are unable to compete effectively, our business could be adversely affected.

Clinical trials are expensive, time consuming, subject to enrollment and other delays, and may be required to continue beyond our available funding, and we cannot be certain that we will be able to raise sufficient funds to successfully complete the development, clinical trials, and commercialization of any of our product candidates.

Clinical trials have uncertain outcomes and may be required to continue beyond our available funding. Failure can occur at any stage of the clinical trials, and we may experience numerous unforeseen events that could delay or prevent development and commercialization of our product candidates.

In addition, we had no involvement with or control over the preclinical or clinical development of our product candidates prior to their in-license from Bayer. We are therefore dependent on Bayer having conducted such development in accordance with the applicable protocols and legal, regulatory, and scientific standards, having accurately reported the results of all preclinical studies and clinical trials and other research they conducted prior to our acquisition of the rights to our product candidates, having correctly collected and interpreted the data from these studies, trials, and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these product candidates. Problems in any of these areas could result in increased costs and delays in the development of our product candidates, which could adversely affect our business.

If we suffer significant delays, setbacks, or negative results in, or termination of, our clinical trials, we may be unable to continue development of our product candidates, and our development costs could increase significantly. Adverse or inconclusive results from our clinical trials may substantially delay, or halt entirely, any further development of our product candidates.

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

Certain toxicity and adverse events have been noted in some of the preclinical and clinical trials involving certain of our product candidates. Even if we believe that the data collected from clinical trials of our product candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Regulatory officials could interpret such data in different ways than we do, which could delay, limit, or prevent regulatory approval. The FDA or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the commercialization of our product candidates, may materially harm our business.

Our business entails a significant risk of product liability, and if we are unable to obtain sufficient insurance coverage, such inability could have an adverse effect on our business.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing, and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. Regardless of the merits or eventual outcome, liability claims may also result in injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, and substantial monetary awards to clinical trial participants or patients. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive and difficult to obtain. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims, which could negatively impact our ability to conduct clinical trials and have an adverse effect on our business and financial condition.

We make use of biomarkers in certain instances, which are not scientifically validated, and our reliance on biomarker data may cause us to direct our resources inefficiently.

We make use of biomarkers in certain instances to facilitate our drug development and to optimize our clinical trials. Biomarkers are proteins or other substances whose presence in the blood or tumor cells can serve as an indicator of specific cell processes. We believe that these biomarkers serve a useful purpose in helping us to evaluate whether our product candidates are having their intended effects through their assumed mechanisms and allow us to improve patient selection in connection with clinical trials and monitor patient compliance with trial protocols.

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

The failure to attract and retain skilled personnel could impair our drug development and business objectives.

Our business is highly dependent on our ability to attract and retain management, clinical development, scientific, research, technical, and other skilled personnel. There is currently intense competition for personnel with these skills and expertise, and this competition is likely to continue. In addition, our recent workforce reductions and other cost-control measures may negatively impact our ability to attract or retain such personnel. The inability to attract and retain skilled personnel as needed may delay or prevent the achievement of our drug development and other business objectives and could have a material adverse effect on our business.

We or the third parties upon whom we depend may be adversely affected by natural disasters, health epidemics, and other natural or man-made accidents or incidents, including the impact of climate change, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, health pandemic or epidemic (such as COVID-19), power shortage, telecommunication failure, wars (such as the wars in Ukraine and Israel), or other natural or man-made accidents or incidents, including the impact of climate change, may have a material adverse effect on our business. In addition, the disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, there can be no assurance that the amounts of insurance will be sufficient to satisfy any damages and losses. If we, or the third parties on whom we rely, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, our business may be harmed.

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

Risks Related to Our Financial Position and Need for Additional Capital

We previously announced that we are exploring strategic alternatives and also implemented certain workforce reductions and other cost-control measures to streamline our operations and focus our resources, and there can be no assurance that such measures will achieve the intended objectives, or that they will not adversely affect our business.

We previously announced that we are exploring strategic alternatives, including out-licensing, merger and acquisition opportunities (including reverse mergers), the sale of assets and technologies, and winding down operations. In the fourth quarter of 2024, we implemented a series of significant workforce reductions and other cost-control measures to streamline our operations and focus our resources as we pursue our business and a potential strategic transaction. There can be no assurance that these cost-control measures will not adversely affect our business or that a strategic transaction such as the Proposed Business Combination or other strategic alternative can be achieved on a timely basis or at all. Regardless of whether the Proposed Business Combination is consummated, we are currently continuing to pursue monetizing our assets. There can be no assurances that our efforts will be successful.

We have incurred net losses since inception and expect to continue to incur significant net losses for the foreseeable future, and there can be no assurance we will be able to raise capital.

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date, and have financed our operations through the sale of our equity securities. It will be several years, if ever, before we would be in a position to generate revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Even if we were to succeed in receiving marketing approval for and partnering and/or commercializing one or more of our product candidates, we expect that we will continue to incur substantial development and other expenses. The size of our future net losses will depend, in part, on the rate of future expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, need to raise additional capital, and ability to achieve and maintain profitability.

We require substantial capital to finance our operations. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to significantly reduce our operations and expenses, may not be able to continue as a going concern, and may be forced to cease operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Even if one or more of our product candidates were to be approved for commercial sale, we anticipate incurring significant costs associated with partnering and/or commercializing any approved product candidate. These expenditures would include payments associated with the Bayer License Agreement and development and commercial milestones, in each case prior to generating any product sales. Additionally, following commencement of any commercial sales of our licensed products, we would be responsible for significant further payments upon the achievement of certain sales milestones and tiered royalty payments on net commercial sales.

Our expenses could increase beyond expectations if the FDA or other regulatory agencies were to require clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs could also arise. In addition, if we were to obtain marketing approval for any of our product candidates, we would expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing, and distribution. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our operations.

As of March 21, 2025, we had approximately $4.7 million in cash. We intend to use our existing capital resources to continue to fund our operations, including our public company costs and expenses associated with completing the Proposed Business Combination or other alternative, to seek to monetize our assets and for working capital and other general corporate purposes. Based on our current business plans and assumptions, we believe that our existing cash will be sufficient to fund our expenses and capital expenditure requirements into the third quarter of 2025. Our estimate as to how long we expect our existing cash to be able to continue to fund our operating expenses and capital expenditure requirements is based on plans and assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

We will need to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources, which may dilute our stockholders or restrict our operating activities. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution. Raising additional funds through debt financing may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, development programs, or product candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic and market conditions. We do not have any committed external source of funds. Market volatility resulting from inflation and other economic and market conditions, the wars in Ukraine and Israel, the inability to maintain our listing on The Nasdaq Capital Market, or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition, and we may have to significantly reduce our operations and expenses, or curtail or cease our operations.

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

The Bayer License Agreement obligates us to make significant milestone and royalty payments, some of which would be triggered prior to any commercialization of our product candidates, and we may not be able to raise additional capital or enter into strategic alliances at levels sufficient to pay these amounts when due.

We will be responsible for significant future contingent payments and royalties under the Bayer License Agreement upon the achievement of certain development, regulatory, and sales milestone events, some of which could occur prior to any commercialization of our product candidates. In such event, we would be required to make certain of these payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. Accordingly, we would need to obtain substantial additional funding or enter into strategic alliances in order to make these payments, and there can be no assurance that we will have the funds necessary to make such payments, be able to obtain the necessary funding on acceptable terms or at all, or enter into strategic alliances at levels sufficient to pay these amounts or at all. If we are unable to pay these amounts, we would be in breach of the Bayer License Agreement, which if not cured would give Bayer the right to terminate the agreement or seek other remedies, which would have a significant and adverse effect on our business and our ability to develop and commercialize our current product candidates, raise capital, or continue our operations.

We may never achieve or sustain profitability.

We do not know when or whether we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products. We do not expect to generate any product revenues in the near term. To become and remain profitable, we must succeed in developing, obtaining regulatory approval for, and partnering and/or commercializing one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining regulatory approval for any product candidates that successfully complete clinical trials, establishing commercial alliances and/or commercialization capabilities for any approved products, and achieving market acceptance for any approved products. We may never succeed in these activities. Even if we succeed in these activities, we may never generate revenue in an amount sufficient to achieve or sustain profitability.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to partner or commercialize our product candidates.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, dose selection and optimization, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising, and promotion, pricing, marketing, and distribution. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. We cannot provide any assurance that any or our product candidates will progress through all required testing and obtain the necessary regulatory approvals.

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

Any delay or failure in seeking or obtaining required approvals for a product candidate would have a material and adverse effect on our ability to generate revenue from such product candidate. Furthermore, any regulatory approval to market a product candidate may be subject to significant limitations on the approved uses or indications for which such product candidate may be marketed or the labeling or other restrictions of such product candidate. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy as part of approving an NDA or BLA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved product candidate. These limitations and restrictions may significantly limit the size of the market for a product candidate and affect reimbursement by third-party payors.

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

Our product candidates may cause adverse events, toxicities, or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential, or result in significant negative consequences.

If our product candidates are associated with a high and unacceptable severity and prevalence of side effects or unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay, or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. Such results could result in a more restrictive label, implementation of a Risk Evaluation and Mitigation Strategy or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities and may prevent us from achieving or maintaining market acceptance of the affected product candidate, which could harm our business.

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to such clinical trials, patients may drop out of such clinical trials, or we may be required to abandon the clinical trials or our development efforts of that product candidate altogether. We, the FDA, or other comparable regulatory authorities or an Institutional Review Board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of such product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of any of our product candidates in one jurisdiction does not guarantee that we would be able to obtain or maintain regulatory approval in any other jurisdiction. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs. If we fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced, and our business would be harmed.

Even if our product candidates were to receive regulatory approval, they would be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals we might receive for our product candidates would require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of those product candidates, may contain significant limitations related to use restrictions, warnings, precautions, or contraindications, and may include burdensome post-approval studies or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans, or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for our product candidates would be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information, reports, and registration, as well as on-going compliance with cGMP requirements and good clinical practices for any post-approval clinical trials. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements could subject the Company to administrative or judicially imposed sanctions, which could harm our business.

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

There can be no assurance that we will have the opportunity, or decide, to pursue accelerated approval or any other form of expedited development, review, or approval. Furthermore, even if we were to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for any of our product candidates, there can be no assurance that such submission or application would be accepted or that any expedited development, review, or approval would be granted on a timely basis or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review, or approval for our product candidates would result in a longer time period to commercialization of such product candidates, could increase the cost of development of such product candidates, and could harm our competitive position in the marketplace.

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

Our activities relating to our product candidates will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether or not our activities comply with these complex legal requirements, and our corporate compliance programs cannot guarantee that we will always be in compliance with all relevant laws and regulations. Violations are punishable by significant criminal and civil fines and other penalties, as well as the possibility of exclusion of the affected product from coverage under governmental healthcare programs, including Medicare and Medicaid. If U.S. or foreign governments were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, for violations of any of these legal requirements, this could have a material adverse effect on our business.

Our employees, agents, contractors, or collaborators may engage in misconduct or other improper activities.

We cannot ensure that our corporate compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators, including contract research organizations, electronic data capture companies, data management companies, contract clinical research associates, medical institutions, clinical investigators, contract laboratories, and other third parties, that would violate the laws or regulations of the jurisdictions in which we operate, including healthcare, employment, foreign corrupt practices, environmental, competition, and privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and civil penalties, and could adversely impact our business.

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

There is no certainty that our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. While we have implemented codes of conduct and other policies and controls to mitigate the risk of non-compliance with anti-corruption and anti-bribery laws, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions stemming from a failure to comply with these laws or regulations. Violations of such laws and regulations could result in, among other things, administrative, civil and criminal fines and sanctions against us, our directors, officers, or employees, the closing of our facilities, requirements to obtain export licenses, exclusion from participation in federal healthcare programs including Medicare and Medicaid, implementation of compliance programs, integrity oversight and reporting obligations, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our business.

Risks Related to Our Dependence on Third Parties

Our manufacturing processes are complex, and we do not have our own manufacturing capabilities and rely on third-party manufacturers for the development, clinical trials, and commercialization of any product candidate we may develop or sell.

The processes for manufacturing our product candidates, particularly our bioconjugation candidates, are very complex and take significant time and resources to develop and implement. In addition, our supply chain of raw materials, consumables, intermediates, drug substances, and drug products for use in our clinical trials and, if approved by regulatory authorities, commercialization rely on a worldwide supply chain. We do not operate our own manufacturing facilities or have our own manufacturing capabilities for clinical or commercial production of our product candidates under development and rely on third-party manufacturers. Third-party manufacturers that have the capabilities, processes, and expertise that we need for our product candidates and that can meet our quality standards may be difficult to identify or retain, and even if retained, such third-party manufacturers may not be able to perform the manufacturing services we require within our planned timeframes. We anticipate relying on a limited number of third-party manufacturers until such time, if ever, as we decide to expand our operations to include manufacturing capabilities. Certain of our key third-party manufacturers are located in China, and the United States and China are currently experiencing geopolitical tensions that could result in legislation or government intervention that adversely impacts our ability to manufacture in China, which could necessitate transitioning such manufacturing to other third-party manufacturers and increase costs, delay manufacturing, and lengthen timelines. In addition, the European Union, which is experiencing, and could continue to experience, the impact of the wars in Ukraine and Israel on supply chains, and other economic matters, including inflation. Such third-party manufacturers may implement, and certain of such manufacturers have implemented, price increases that could negatively impact our ability to afford their services.

If the FDA or comparable foreign regulatory authorities approve any of our product candidates for commercial sale, we would need to manufacture them in larger quantities, and we may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or economic manner or at all. Until such time, if any, that we directly control the manufacturing of our product candidates, we will have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel, and we will be dependent on our third-party manufacturing partners for compliance with current cGMP requirements for the manufacture of our product candidates. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to secure or maintain regulatory approval for our product candidates. In addition, if any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we may not own, or may have to share, the intellectual property rights to such improvements.

Any inability to identify and retain third-party manufacturers on a cost-effective basis, any performance failure on the part of such manufacturers, or any disruption in our supply chain as a result of economic uncertainty, political unrest, the wars in Ukraine and Israel, trade disputes, natural disasters, pandemics or epidemics, climate change, or otherwise, would harm our business.

If we fail to enter into and maintain successful collaborative arrangements or strategic alliances for our product candidates, our ability to develop and commercialize such product candidates will be adversely affected.

An important element of our strategy for developing, manufacturing, and commercializing our product candidates is entering into collaborative arrangements or strategic alliances with pharmaceutical companies, research institutions, or other industry participants to advance our programs. We face significant competition in seeking such collaborations and alliances. We may not be able to negotiate such collaborations or alliances on acceptable terms if at all. In addition, such collaborations or alliances may be unsuccessful. If we fail to create and maintain suitable collaborations or alliances, our ability to develop and commercialize such product candidates will be adversely affected. In addition, these kinds of collaborative arrangements and strategic alliances may place certain aspects of the development of our product candidates outside of our control, require us to relinquish important rights, limit our commercial opportunities, or otherwise be on terms unfavorable to us.

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

As product candidates proceed through preclinical and clinical trials towards potential approval, and commercialization, various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way to optimize processes and results or due to other factors. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the costs, results, or timing of preclinical or clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval, which could increase our expenses and harm our business.

Our applications for regulatory approval could be delayed or denied due to problems with studies conducted before we in-licensed the rights to some of our product candidates.

We currently license all of our product candidates from Bayer pursuant to the Bayer License Agreement and rely to a certain extent upon previous development conducted by Bayer or other third parties over whom we had no control and before we in-licensed such product candidates. To receive regulatory approval of a product candidate, we must present all relevant data and information obtained during its development, including research conducted prior to our licensure of such product candidate. Although we are not currently aware of any such problems, any problems that emerge with preclinical or clinical development conducted prior to our in-licensing may affect our ability to document prior development and conduct clinical trials, which could delay, limit, or prevent regulatory approval for our product candidates.

Due to our reliance in part on contract research organizations and other third parties to conduct clinical trials, we may be unable to directly control the timing, conduct, and expense of all aspects of our clinical trials.

We rely in part on contract research organizations, electronic data capture companies, data management companies, contract clinical research associates, medical institutions, clinical investigators, contract laboratories, and other third parties in conducting clinical trials and obtaining regulatory approvals for our product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, need to be replaced, or the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials could be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory approval for or successfully partner and/or commercialize our product candidates.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under any license, collaboration, or other agreement, including the Bayer License Agreement, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates.

Pursuant to the Bayer License Agreement, we have been granted a license from Bayer to certain intellectual property rights covering our current product candidates. If, for any reason, our licenses under the Bayer License Agreement are terminated or we otherwise lose those rights, our business will be significantly and adversely affected. The Bayer License Agreement imposes, and any future collaboration agreements or license agreements we may choose to enter are likely to impose, various development, commercialization, funding, milestone payment, royalty, diligence, sublicensing, patent prosecution and enforcement, or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages, and Bayer and any other licensor, may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.

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

Our business depends on our ability to protect our intellectual property and our proprietary technologies.

Our business depends in part on our ability to obtain and maintain intellectual property for our product candidates, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our product candidates, technologies, and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties.

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

For biologics subject to approval by the FDA via a BLA, such as VIP943 and VIP924, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell biosimilar or interchangeable versions of brand name biological products. If a biosimilar applicant successfully challenges our asserted patent claims, it could result in the invalidation of, or render unenforceable, some or all our relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend our intellectual property rights are complex in nature, may be very expensive and time-consuming, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our biological product candidates.

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

We use registered and unregistered trademarks or trade names to brand and market ourselves and our products and technologies. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential business partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks like ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Our efforts to enforce or protect our proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources. If we are unable to enforce and protect our trademarks and tradenames and establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business could be adversely affected.

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

Our business depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

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

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis or at all;

•	cause development delays;

•	prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	subject us to significant liability to third parties; or

•	divert the time and attention of our technical personnel and management.

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

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the large amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise capital or otherwise have a material adverse effect on our business.

If we were to pursue invalidity proceedings with respect to third-party patents, the outcome following legal assertions of invalidity would be unpredictable. Even if resolved in our favor, these legal proceedings could distract our technical and management personnel from their normal responsibilities and may cause us to incur significant expenses, which could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. In addition, we may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. If we fail to prevail in any such patent proceedings, such third parties may assert a claim of patent infringement directed at our technologies or product candidates, which could have a material adverse effect on our business.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. For example:

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

Risks Related to Operating as a Public Company

If we are not able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted, which could negatively impact the liquidity and price of our common stock, our ability to complete a business combination or access the capital markets, and the confidence of investors and others.

On September 14, 2023, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the closing bid price of our common stock for the prior 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share. On January 12, 2024, we received written notice from Nasdaq that we had regained compliance with the minimum bid price requirement.

On May 22, 2024, we received a subsequent notice from Nasdaq that based upon the closing bid price of our shares of common stock for the prior 30 consecutive business days was again lower than the minimum bid price requirement In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided with a period of 180 calendar days, to November 18, 2024, to regain compliance with the minimum bid price requirement. On November 14, 2024, we submitted a request to Nasdaq for an additional 180-day extension to May 19, 2025 to regain compliance with the minimum bid price requirement, which request was granted on November 19, 2024. On January 27, 2025, we effected a 1-for-20 reverse stock split. On February 11, 2025, we received written notice from Nasdaq that we had regained compliance with the minimum bid price requirement.

Although we have regained compliance with the Nasdaq minimum bid price requirement, as of the date of this report, our common stock is trading below $1.00 per share. Because we have effected a reverse stock split within the past year, if our common stock fails to meet the minimum bid price requirement, our common stock will be delisted unless we submit a timely request for a delisting hearing, and are granted a stay of delisting until the conclusion of the hearing process. There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements or achieve a stay of delisting, and if we fail to do so and Nasdaq delists our common stock, we could face material adverse consequences, including:

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

As a public company, we face significant expenses and administrative burdens, which could have an adverse effect on our business, financial condition, and results of operations.

As a public company, we face significant legal, accounting, administrative, and other costs and expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Public Company Accounting Oversight Board, the securities exchanges, and the rules and regulations thereunder impose additional reporting and other obligations on public companies. Compliance with public company requirements results in significant costs and makes certain activities more time-consuming, including expenses associated with SEC reporting requirements. In addition, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs in rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us and also increase our costs of obtaining director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The reporting and other obligations imposed by these rules and regulations increase our legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These costs require us to divert a significant amount of money that could otherwise be used to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

The trading price of our common stock has been volatile and is subject to wide fluctuations. Since the completion of the LSAC Business Combination, our common stock has been thinly traded. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2024, we had outstanding warrants to purchase an aggregate of approximately 1,810,000 shares of common stock (adjusted to give effect to the 1-for-20 reverse stock split). Additionally, up to 200,000 Earnout Shares (adjusted to give effect to the 1-for-20 reverse stock split) may be issued in connection with the LSAC Business Combination, provided that certain conditions are met. To the extent that any of the warrants are exercised or otherwise converted into shares of our common stock or conditions to receive Earnout Shares are met, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for sale in the public market. Sales, or potential sales, of substantial numbers of shares in the public market could increase the volatility of, or adversely affect, the market price of our common stock.

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

•
cybersecurity awareness training for users to educate them on our policy and procedures as well as best practices, potential vulnerabilities, and common threats and promote a culture of cybersecurity risk management;

•	cybersecurity incident response plans that include procedures for analyzing, reporting, and responding to cybersecurity incidents; and

•	third-party risk management procedures for service providers, suppliers, and vendors.
We have security personnel to monitor our data and technology infrastructure, report and respond to cybersecurity incidents, work with users, and report to management and the audit committee. We also maintain a cybersecurity risk insurance policy.
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
The audit committee receives reports from management on our cybersecurity risks, controls, tools, and incidents. The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity.
Our Director, IT, SaaS Applications Management, Enterprise Collaboration, has primary responsibility for developing and implementing our cybersecurity policy and procedures and assessing, monitoring, and managing the prevention, detection, mitigation, and remediation of our cybersecurity risks and incidents. He has served in various roles in information technology and information security for over 20 years.

ITEM 2.	Properties.
Our corporate office is located in San Mateo, California, which we lease on a month-to-month
basis. Vincerx Pharma GmbH, our wholly owned German subsidiary, leases space in Monheim am Rhein, Germany. We do not own any real property. We believe that our office space is adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms should future requirements arise.

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

As of March 21, 2025, there were 8 holders of record of our common stock and 2 holders of record of our warrants. These numbers exclude holders whose stock or warrants are held in “street name” by brokers.

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries may incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.

ITEM 6.	[Reserved].

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. This discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this report. Historical results are not necessarily indicative of future results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Vincerx”, the “Company”, “we”, “us” and “our” refer to the business and operations of Vincerx and its subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company. Our current pipeline is entirely derived from the Bayer License Agreement, pursuant to which we have been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how to develop, use, manufacture, commercialize, sublicense, and distribute (i) a versatile and adaptable bioconjugation platform, now referred to as the VersAptx platform, including next-generation ADCs VIP943, in Phase 1 trials, and VIP924, in preclinical studies, and VIP236, an SMDC, on Phase 1 trials, and (ii) a small molecule drug program, including enitociclib, a P-TEFb/CDK9 inhibitor in an NIH-sponsored Phase 1 trial.

We previously announced that we are exploring strategic alternatives, including out-licensing, merger and acquisition opportunities (including reverse mergers), the sale of assets and technologies, and winding down operations. In the fourth quarter of 2024, we executed a series of workforce reductions to streamline operations and control ongoing costs as we pursue strategic alternatives. In March 2025, we announced that we had entered into a non-binding Letter of Intent for a Proposed Business Combination with QumulusAI. Regardless of whether the Proposed Business Combination is consummated, the Company is continuing to pursue monetizing its assets. There can be no assurances that its efforts will be successful. If its efforts are not successful and the Proposed Business Combination is not consummated for any reason, the Company will need to reassess strategic alternatives available at that time, which again could include, depending on the circumstances, out-licensing, merger and acquisition opportunities (including reverse mergers), the sale of assets and technologies, and winding down operations.

Unless specifically noted or the context clearly requires otherwise, all information in this section relates to the Company without regard to the Proposed Business Combination.

Reverse Stock Split

In January 2025, stockholders approved, and the Company effected, a 1-for-20 reverse stock split. All share and per-share data have been retroactively adjusted throughout this report to account for this reverse stock split. Proportionate adjustments have been made to the number of shares of common stock underlying our outstanding equity awards and warrants, the number of shares issuable under our equity incentive plans, and other existing agreements, as well as the exercise price. The reverse stock split does not affect the par value of the common stock.

License Agreement with Bayer

Following the closing of the LSAC Business Combination, we paid Bayer a $5.0 million upfront license fee under the Bayer License Agreement. In addition, we are responsible for significant development and commercial milestone payments to Bayer as well as royalties on commercial sales. As of December 31, 2022, we recorded a $1.0 million development milestone payable to Bayer, which was subsequently paid, in connection with our IND filing for VIP236. As of December 31, 2023, we paid another $1.0 million development milestone to Bayer in connection with our IND filing for VIP943. The size and timing of future milestone payments will vary greatly depending on factors such as the particular licensed product, whether it involves a P-TEFb licensed product or a bioconjugation licensed product (and which bioconjugation program), the number of distinct disease indications, the number of different countries with respect to which the milestone is achieved and the level of net commercial sales, and it is therefore difficult to estimate the total payments that could become payable to Bayer and when those payments would be due. If we were to achieve all of the milestones for each of the countries and disease indications, we would be obligated to pay development and commercial milestone payments that range from $110.0 million to up to $318.0 million per licensed product, and upon successful commercialization of at least five licensed products, we could be required to pay aggregate milestone payments in excess of $1.0 billion. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. In addition to milestone payments, we are also required to pay Bayer under the Bayer License Agreement ongoing royalties in the single digit to low double-digit percentage range on net commercial sales of licensed products. See “Business—Bayer License Agreement”.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under U.S. GAAP and in U.S. dollars.

Components of Results of Operations

We are a research and development stage company, and our historical results may not be indicative of our future results, if any, for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

Revenue

To date, we have not recognized any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future or at all. If our development efforts for our product candidates are successful and result in regulatory approval or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

Research and Development Expense

Research and development expenses consist of preclinical development of our product candidates and discovery efforts (including preclinical studies), manufacturing, preparing for and conducting clinical trials, and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include or could include:

•

personnel-related expenses, including salaries, bonuses, consulting fees, benefits, stock-based compensation, and other related costs for those employees and other personnel involved in research and development efforts;

•	external research and development expenses incurred under agreements with clinical research organizations, investigative sites, and consultants to conduct preclinical studies and clinical trials;

•	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract manufacturing organizations;

•	laboratory supplies and research materials;

•	costs related to compliance with regulatory requirements; and

•	facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, and equipment.

We do not currently track our research and development expenses on a program-by-program basis as such costs are deployed across multiple programs under development. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To the extent we continue our clinical trials, our future research and development expenses with respect to such clinical trials may vary significantly each period based on factors such as:

•	expenses incurred to conduct such clinical trials;

•	per patient clinical trial costs, including based on the number of doses that patients receive and the cost of drug products for combination therapies;

•	the number of patients who enroll in each clinical trial;

•	the number of clinical trials required for approval;

•	the number of sites included in the clinical trials;

•	the countries in which the clinical trials are conducted;

•	the length of time required to enroll eligible patients;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring requested by regulatory agencies;

•	the duration of patient participation in the clinical trials and follow-up;

•	the phase of development of the product candidate;

•	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	the cost of insurance, including product liability insurance, in connection with clinical trials;

•	the availability of capital;

•

regulators or institutional review boards requiring that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks; and

•	the efficacy and safety profile of our product candidates.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, consulting fees, and related costs for personnel in executive and administrative functions, including stock-based compensation, travel expenses, and recruiting expenses. Other general and administrative expenses include professional fees for legal, accounting, and tax-related services and insurance costs.

Change in Fair Value of Warrant Liabilities

Certain of our legacy warrants are classified as liabilities pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The change in fair value of warrant liabilities consists of the change in fair value of these legacy warrants.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	For the years ended December 31,
	2024	2023	Amount Change
Operating expenses:
General and administrative	$15,977	$13,636	$2,341
Research and development	15,486	28,973	(13,487)

Total operating expenses	31,463	42,609	(11,146)

Loss from operations	(31,463)	(42,609)	11,146

Other income (expense)
Change in fair value of warrant liabilities	183	(47)	230
Interest income	472	1,251	(779)
Other income (expense)	734	1,248	(514)

Total other income (expense)	1,389	2,452	(1,063)

Net loss	$(30,074)	$(40,157)	$10,083

Research and Development

Research and development expenses decreased by $13.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease is primarily the result of decreases in research services of approximately $7.9 million, manufacturing services associated with our ADC program of approximately $4.7 million, and personnel related expenses of approximately $1.2 million, partially offset by an increase in clinical related expenses of approximately $1.4 million.

General and Administrative

General and administrative expenses increased by approximately $2.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily as a result of approximately $2.4 million in severance expenses associated with our workforce reduction in December 2024.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the year ended December 31, 2024 compared to the prior year was primarily due to the decrease in the closing price of our common stock from $23.60 per share as of December 31, 2023 to $5.26 per share as of December 31, 2024, resulting in a $0.2 million gain in 2024.

Interest Income

Interest income is primarily comprised of interest income and gains or losses realized on cash, cash equivalents and marketable securities. The decrease in interest income from $1.3 million for the year ended December 31, 2023 to $0.5 million for the year ended December 31, 2024 is a result of our declining portfolio of cash equivalents and marketable securities.

Other Income (Expense)

Other income (expense) is primarily comprised of estimated grant income of approximately $0.7 million earned in connection with our research activities conducted at our German subsidiary, partially offset by foreign currency transaction gains and losses related to certain transactions with European third-party vendors.

Liquidity and Capital Resources

Net working capital decreased from the year ended December 31, 2023 to the year ended December 31, 2024 by $8.0 million (to $1.1 million from $9.1 million) primarily as a result of cash used in operations of $26.1 million in fiscal 2024, partially offset by cash generated from financing activities of $18.0 million.

To date, we have not generated any revenue from any source, including the commercial sale of approved drug products. We do not know when, or if, we will generate any revenue from our product candidates.

As of December 31, 2024, and March 21, 2025, we had approximately $5.0 million and $4.7 million, respectively, in cash. Based on our current business plans and assumptions, we believe that our existing capital resources will be sufficient to fund our expenses and capital requirements into the third quarter of 2025, which current estimate includes net proceeds of approximately $3.9 million received from “at-the-market” offerings during the first quarter of 2025. We intend to use our existing capital resources to continue to fund our operations, including our public company costs and expenses associated with completing the Proposed Business Combination or other alternatives, to seek to monetize our existing assets, and for working capital and other general corporate purposes. Our estimate as to how long we expect our existing capital to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need or choose to seek additional funds sooner than planned.

The failure to raise additional capital as and when needed or on acceptable terms would have a negative impact on our financial condition and the ability to pursue our business strategy, and we may have to further reduce our workforce or delay, reduce the scope of, suspend, or eliminate one or more preclinical programs, clinical trials, or partnering and/or commercialization efforts, or curtail or cease our operations. We have concluded that uncertainties associated with our ability to obtain additional capital raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our consolidated financial statements are issued.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs and timing of expenses related to our assessment and pursuit of strategic alternatives;

•	the costs and timing of development expenses associated with our product candidates;

•	the timing and amount of any milestone and royalty payments to Bayer under the Bayer License Agreement;

•	the extent to which we are able to enter into collaboration or other agreements that provide us with additional capital resources;

•	our headcount and associated costs;

•	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims; and

•	the costs of operating as a public company.

Capital may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders, and the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting our ability to take specific actions. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations and Commitments

Leases

On December 23, 2020, we entered into a five-year term lease agreement which commenced on January 1, 2021. In April and May 2021, the lease was amended to include additional space. The annual rent payments are approximately $1.2 million.

Effective July 2022, we subleased substantially all of our unused office space for a term of 18 months at a base rent of $50,000 per month. In January 2024, the sublease was extended to include additional space for an additional 24 months at a base rent of approximately $50,000 per month. Such payments received in the years ended December 31, 2024 and December 31, 2023 were approximately $0.6 million each year. During the fourth quarter of 2024 , the Company further streamlined its operations and significantly reduced its workforce. In connection with this workforce reduction, the Company terminated its lease effective December 31, 2024. In consideration for this early termination, the Company relinquished the original deposit of approximately $82,000 as well as the $50,000 deposit received from the sublessor to the landlord. The Company recorded a gain of approximately $95,000 from early termination of the lease, recorded in other income (expense), net in the consolidated statements of operations included elsewhere in this report.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the years ended December 31,
	2024	2023
Net cash used in operating activities	$(26,127)	$(40,453)
Net cash provided by investing activities	$212	$41,500
Net cash provided by financing activities	$17,992	$114

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to manufacturing, preclinical development and studies, clinical trials, and general and administrative activities. To the extent that we continue our clinical trials of, and seek marketing approval for, our product candidates, we expect our cash used in operating activities to continue before we generate any material cash flows from our business.

Net cash used in operating activities was approximately $26.1 million for the year ended December 31, 2024 compared to $40.5 million for the year ended December 31, 2023. Significant components of our cash used in operating activities consist primarily of payments to clinical and manufacturing service providers, payroll costs, and third-party professional services in connection with our clinical trials. Our net loss during the year ended December 31, 2024 was approximately $30.1 million, which included approximately $3.5 million related to stock-based compensation.

Cash Flows from Investing Activities

Cash provided by investing activities was $0.2 million for the year ended December 31, 2024, consisting of sales and maturities of marketable securities of approximately $11.7 million used to fund our operating activities, offset by purchases of approximately $11.5 million. Cash provided by investing activities was $41.5 million for the year ended December 31, 2023, consisting of sales and maturities of marketable securities of approximately $53.3 million used to fund our operating activities, offset by purchases of approximately $11.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $18.0 million and $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively.

In March 2024, we entered into a Sales Agreement, which provided for the issuance and sale by us of shares of common stock in “at-the-market” offerings having an aggregate offering price of up to $50.0 million. As of December 31, 2024, we sold an aggregate of 106,042 shares of our common stock at an average price of $23.34 per share, resulting in net proceeds of approximately $2.2 million, after paying commissions and offering expenses of approximately $0.2 million. This agreement was terminated effective January 10, 2025.

On April 30, 2024, we closed an underwritten public offering of (i) 0.3 million shares of our common stock and accompanying warrants to purchase up to 0.3 million shares of common stock, and (ii) to certain investors, pre-funded warrants to purchase up to an aggregate of 0.8 million shares of common stock and accompanying common stock warrants to purchase up to 0.8 million shares of common stock. Each share of common stock was sold together with an accompanying common stock warrant at a combined offering price of $15.00, and each pre-funded warrant was sold together with an accompanying common stock warrant at a combined offering price of $14.998, which is equal to the combined offering price per share of common stock and accompanying common stock warrant less the $0.002 exercise price of each pre-funded warrant. We received net proceeds of approximately $14.8 million from this offering, after deducting underwriting discounts and commissions and offering expenses of approximately $0.7 million.

We entered into a definitive securities purchase agreement dated December 26, 2024 for the purchase, in a registered direct offering, of an aggregate of (i) 140,812 shares of common stock and accompanying common stock warrants to purchase 281,625 shares of common stock at a combined offering price of $3.68, and (ii) for certain purchasers, in lieu of common stock, pre-funded warrants to purchase 131,791 shares of common stock and accompanying common stock warrants to purchase 263,582 shares of common stock at a combined offering price of $3.66, which is equal to the combined offering price per share of common stock and accompanying common warrant less the $0.02 exercise price of each pre-funded warrant. The offering closed on December 27, 2024. We received net proceeds of approximately $0.9 million from this offering, after deducting offering expenses of approximately $0.1 million.

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

Research and Development

Research and development expenses may consist primarily of salaries, consulting fees, benefits, and other related costs and expenses, including stock-based compensation, in connection with preclinical development of our product candidates and discovery efforts (including conducting preclinical studies), manufacturing development efforts, preparing for and conducting clinical trials, and activities related to regulatory filings for our product candidates. In addition, research and development expenses may include payments to Bayer and other third parties for the development of our product candidates and the estimated fair value for the issuance of equity for the license rights to products in development (prior to marketing approval). Expenses related to clinical trials may be primarily related to activities at contract research organizations that design, gain approval for, and conduct clinical trials on our behalf. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.

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

The transactions provided for under the Bayer License Agreement will be accounted for as an asset acquisition. Contingent consideration in an asset acquisition is generally recognized when it is probable that a liability has been incurred, and the amount can be reasonably estimated. In connection with the successful filing of our IND for VIP943 in August 2023, we made a $1.0 million development milestone payment to Bayer under the Bayer License Agreement. No further milestone payments are probable, and no further liabilities had been incurred as of the date of this filing.

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

Legacy Common Stock Warrant Liabilities

As of December 31, 2024, there were 3,295,000 legacy warrants to purchase common stock outstanding. Any discussion in this Annual Report with respect to the legacy warrants does not give effect to the Company’s 1-for-20 reverse stock split effected in January 2025.

The legacy warrants are exercisable on the basis of 20 warrants for one share of common stock at an aggregate exercise price of $230 per share and will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision. The legacy warrants held by Rosedale Park, LLC, expire on March 5, 2025, provided that once the legacy warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons, the legacy warrants will expire on December 23, 2025 (five years from the closing of the LSAC Business Combination).

The legacy warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging. The remaining legacy warrants were determined to be liability classified in accordance with ASC 815, Derivatives and Hedging.

Since these legacy warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The estimated fair value of the legacy warrants is determined with Level 3 inputs using Black-Scholes and Monte Carlo simulations. The legacy warrants were valued as of December 31, 2024 and December 31, 2023. See Note 6 to the audited consolidated financial statements in this report.

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

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Vincerx Pharma, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vincerx Pharma, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
East Brunswick, New Jersey
March 27, 2025
PCAOB ID Number 100

Vincerx Pharma, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,987	$12,782
Restricted cash	79	72
Prepaid expenses	89	51
Grant receivable	1,041	1,044
Other current assets	214	784

Total current assets	6,410	14,733
Right-of-use assets, net	—	2,201
Property, plant and equipment, net	—	125
Other assets	1,595	1,158

Total assets	$8,005	$18,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,029	$2,497
Accrued expenses	3,244	1,755
Lease liability	—	1,162
Common stock warrant liabilities	8	191

Total current liabilities	5,281	5,605
Lease liability, net of current portion	—	1,340
Other noncurrent liabilities	—	50

Total liabilities	5,281	6,995

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued and outstanding as of December 30, 2024 and 2023	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 2,239,580 shares and 1,070,375 shares issued and outstanding as of December 31, 2024 and 2023, respectively (1)	—	—
Additional paid-in capital	191,791	170,326
Accumulated other comprehensive income	119	8
Accumulated deficit	(189,186)	(159,112)

Total stockholders’ equity	2,724	11,222

Total liabilities and stockholders’ equity	$8,005	$18,217

(1)
In January 2025, the stockholders approved, and the Company effected a
1-for-20
reverse stock split. All share and
per-share
data have been retroactively adjusted throughout this report to account for this stock split.

The accompanying notes are an integral part of these consolidated financial statements

Vincerx Pharma, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	For the years ended December 31,
	2024	2023
Operating expenses:
General and administrative	$15,977	$13,636
Research and development	15,486	28,973

Total operating expenses	31,463	42,609

Loss from operations	(31,463)	(42,609)

Other income (expense)
Change in fair value of warrant liabilities	183	(47)
Interest income	472	1,251
Other income (expense), net	734	1,248

Total other income (expense)	1,389	2,452

Net loss	$(30,074)	$(40,157)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	110	(40)
Net unrealized gain on marketable securities	1	74

Comprehensive loss	$(29,963)	$(40,123)

Net loss per common share, basic and diluted	$(15.85)	$(37.72)

Weighted average common shares outstanding, basic and diluted (1)	1,898	1,065

(1)
In January 2025, the stockholders approved, and the Company effected a
1-for-20
reverse stock split. All share and
per-share
data have been retroactively adjusted throughout this report to account for this stock split.

The accompanying notes are an integral part of these consolidated financial statements.

Vincerx Pharma, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2024 and 2023
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of January 1, 2023	1,062	$2	$166,647	$(26)	$(118,955)	$47,668
Retroactive reclassification of par value in connection with January 2025 reverse split		(2)	2	—	—	—
Issuance of common stock from employee stock plans	8	—	114	—	—	114
Stock-based compensation	—	—	3,563	—	—	3,563
Cumulative translation adjustment	—	—	—	(40)	—	(40)
Unrealized loss on marketable securities	—	—	—	74	—	74
Net loss	—	—	—	—	(40,157)	(40,157)

Balance as of December 31, 2023	1,070	—	170,326	8	(159,112)	11,222
Issuance of pre-funded warrants and common stock from public offerings, net of commissions and expenses of $697	441	—	15,712	—	—	15,712
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $239	106	—	2,161	—	—	2,161
Issuance of common stock in connection with exercise of pre-funded warrants	561	—	1	—	—	1
Issuance of common stock from employee stock plans	62	—	118	—	—	118
Stock-based compensation	—	—	3,473	—	—	3,473
Cumulative translation adjustment	—	—	—	110	—	110
Unrealized gain on marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(30,074)	(30,074)

Balance as of December 31, 2024	2,240	$—	$191,791	$119	$(189,186)	$2,724

(1)
In January 2025, the stockholders approved, and the Company effected a
1-for-20
reverse stock split. All share and
per-share
data have been retroactively adjusted throughout this report to account for this stock split.

The accompanying notes are an integral part of these consolidated financial statements.

Vincerx Pharma, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(30,074)	$(40,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	52
Stock-based compensation	3,473	3,563
Amortization of right-of-use assets	1,038	863
Gain on early termination of lease, net of asset disposals	(44)	—
Change in fair value of warrant liabilities	(183)	47
Net amortization of discounts on marketable securities	(211)	(630)
Changes in operating assets and liabilities:
Prepaid and other current assets	532	1,228
Grant receivable	—	328
Other assets	(519)	(1,077)
Accounts payable	(468)	(1,568)
Accrued expenses	1,489	(2,168)
Lease liabilities	(1,162)	(934)
Other noncurrent liabilities	(50)	—

Net cash used in operating activities	(26,127)	(40,453)

Cash Flows from Investing Activities:
Purchases of marketable securities	(11,463)	(11,821)
Sales and maturities of marketable securities	11,675	53,321

Net cash provided by investing activities	212	41,500

Cash Flows from Financing Activities:
Proceeds from public offerings, net of transaction costs	15,713	—
Proceeds from at-the-market offering, net of transaction costs	2,161	—
Proceeds from issuance of common stock from employee stock plans	118	114

Net cash provided by financing activities	17,992	114

Effect of exchange rate changes on cash, cash equivalents and restricted cash	135	(40)

Net increase (decrease) in cash, cash equivalents and restricted cash	(7,788)	1,121
Cash, cash equivalents and restricted cash at beginning of year	12,854	11,733

Cash, cash equivalents and restricted cash at end of year	$5,066	$12,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Vincerx Pharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2024 and 2023
1. Nature of Business
LSAC was initially formed on December 19, 2018 as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. In December 2020, the LSAC Merger Sub merged with and into Legacy Vincera Pharma, with Legacy Vincera Pharma surviving the LSAC Merger as a wholly- owned subsidiary of LSAC. In connection with the LSAC Business Combination, LSAC changed its name to Vincera Pharma, Inc., and subsequently in January 2021, changed its name to Vincerx Pharma, Inc. (together with its consolidated subsidiaries, the “Company”).
The Company is a clinical-stage biopharmaceutical company. The Company’s current pipeline is entirely derived from the Bayer License Agreement (see Note 4), pursuant to which the Company has been granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense, and distribute a clinical-stage and follow-on
small molecule drug program and a preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and small molecule drug conjugates.
Reverse Stock Split
In January 2025, the stockholders approved, and the Company effected a
1-for-20
reverse stock split. All share and
per-share
data have been retroactively adjusted to account for the reverse stock split. Proportionate adjustments have been made to the number of shares of common stock underlying our outstanding equity awards and warrants, the number of shares issuable under our equity incentive plans, and other existing agreements, as well as the exercise price. The reverse stock split does not affect the par value of the common stock.
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
Liquidity and Going Concern
As of December 31, 2024, the Company had approximately $5.0 million in cash. The Company has incurred recurring operating losses and negative cash flows from operating activities since its inception and expects to continue to incur operating losses and negative cash flows in the future. Based on current business plans and assumptions, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the third
quarter of 2025, although this estimate is based on plans and assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. Accordingly, the Company will need to raise additional capital through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources, and such additional capital may not be available on favorable terms or at all, particularly in light of the current economic and market conditions. Market volatility resulting from pandemics or other epidemics, inflation and other economic and market conditions, the wars in Ukraine and Israel, the inability to maintain the listing on The Nasdaq Capital Market of the Company’s common stock, and other factors could also adversely impact the Company’s ability to raise additional capital. The failure to raise additional capital as and when needed or on acceptable terms would have a negative impact on the Company’s financial condition and the ability to pursue its business strategy, and the Company may have to reduce its workforce or delay, reduce the scope of, suspend, or eliminate one or more preclinical programs, clinical trials, or future commercialization efforts, or curtail its business operations.
In accordance with Accounting Standards Update (“ASU”)
2014-15,
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic
205-40),
the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year after the date that its audited consolidated financial statements are issued. In light of the Company’s existing cash resources and current and expected operating losses and negative cash flows, the Company will need additional capital prior to the one-year
anniversary of the issuance of its consolidated financial statements, and such additional capital may not be available as and when needed on acceptable terms or at all. As a result, the Company has concluded that these circumstances and the uncertainties associated with its ability to obtain additional capital raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that its audited consolidated financial statements are issued.
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

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, common stock warrant liabilities and stock-based compensation. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Concentrations of Credit Risk
The Company has cash balances at financial institutions which exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
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
The Company’s product candidates will require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a material adverse impact on the Company.
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
The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected undiscounted net future cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. In connection with the early termination of the lease during the fourth quarter of 2024, the Company incurred an impairment loss of approximately $50,000, included within other income (expense), net.
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
Legacy Warrant Liability
As of December 31, 2024 and 2023, there were 3,295,000 legacy warrants to purchase common stock outstanding. The legacy warrants will expire at 5:00 p.m., New York City time, on December 23, 2025 (five years from the closing of the LSAC Business Combination).

The legacy warrants are exercisable on the basis of 20 warrants for one share of common stock at an aggregate exercise price of $230 per share and are exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision. The legacy warrants held by Rosedale Park, LLC, expire on March 5, 2025, provided that once the legacy warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons, the legacy warrants will expire on
December 23, 2025
(five years from the closing of the LSAC Business Combination).
The legacy warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging. The remaining legacy warrants were determined to be liability classified in accordance with ASC 815, Derivatives and Hedging (see Note 6).
Since the legacy warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The estimated fair value of the legacy warrants is determined with Level 3 inputs using Black-Scholes and Monte Carlo simulations.
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
components.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is regularly reviewed for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single operating segment. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment.
The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net loss that also is reported on the consolidated statements of operations as net loss, and consolidated cash used in operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statement of operations, and expenses are not regularly provided to or reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2024 and 2023, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no
income tax interest or penalties incurred in 2024 or 2023.
German Grant Income
In accordance with ASC 958, the Company recognizes grant income in the period when the underlying eligible expenses are incurred. The German government grant program provides for tax refunds or direct reimbursements of eligible research expenses
of up to 1.0 million euros per year over a period of six years. The grant was approved in 2022 and is retroactive to 2021. Grant income for the years ended December 31, 2024 and 2023 has been recorded in other income (expense), net on the consolidated statements of operations and comprehensive loss. The corresponding receivable is included within current assets and other assets, $1.0 million and $1.6 million, respectively, at December 31, 2024 on the consolidated balance sheet depending upon expectations for collection within twelve months of the balance sheet date.
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
Comprehensive Income or Loss
Comprehensive loss is equal to net loss, net foreign currency translation gain (loss), and net unrealized gain on marketable securities as presented in the accompanying consolidated statements of operations and comprehensive loss.
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

Recent Accounting Pronouncements
In November 2023, Financial Accounting Standards Board (“FASB”) issued ASU
No. 2023-07
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU
2023-07
requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments in the update and all existing segment disclosures in Topic 280. The Company adopted this guidance on January 1, 2025 on a retrospective basis and the adoption did not have a significant impact to the consolidated financial statements.
In December 2023, FASB issued ASU
No. 2023-09
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU
2023-09
requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. The Company has adopted this guidance on January 1, 2025. The Company expects the adoption of this standard to result in increased disclosures in its notes to consolidated financial statements.
3. LSAC Business Combination
As discussed in Note 1, on
December 23, 2020
, the Company consummated the LSAC Business Combination, with Legacy Vincera Pharma surviving the LSAC Merger as a wholly-owned subsidiary of the Company.
Immediately prior to the effective time of the LSAC Business Combination, each share of Legacy Vincera Pharma Common Stock was canceled, and the Legacy Holders received (i) 0.028545 shares of common stock, for each share of Legacy Vincera Pharma Common Stock held by them immediately prior to the effective time of the LSAC Business Combination and (ii) certain rights to Earnout Shares after the closing of the LSAC Business Combination.
The Legacy Holders are entitled to receive Earnout Shares if the daily volume-weighted average price of the Company’s common stock equals or exceeds the following prices for any 20 trading days within any
30 trading-day period
following the closing of the LSAC Business Combination: (1) during any such trading period prior to the six year anniversary of the closing, upon achievement of a daily volume-weighted average price of at least $700.00 per share, such number of shares of the Company’s common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share; and (2) during any such trading period prior to the eight year anniversary of the closing, upon achievement of a daily volume-weighted average price of at least $900.00 per share, such number of shares of the Company’s common stock as equals the quotient of $20.0 million divided by the Closing Price Per Share. A total of 90.6% of (rounded to the nearest whole share) of the Earnout Shares then earned and issuable shall be issued to the Legacy Holders on a pro-rata basis
based on the percentage of the number of shares of Vincera Pharma Common Stock owned by them immediately prior to the closing of the LSAC Business Combination, and the remaining Earnout Shares that would otherwise have been issuable shall not be issuable to the Legacy Holders but in lieu thereof the number of authorized shares available for issuance under the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) shall be automatically increased by an equivalent number of shares of the Company’s common stock.
4. Bayer License Agreement
On October 7, 2020, Legacy Vincerx Pharma entered into the Bayer License Agreement, which became effective on December 23, 2020 upon the closing of the LSAC Business Combination. Pursuant to the Bayer License Agreement, Legacy Vincerx Pharma has an exclusive, worldwide, royalty-bearing license under certain Bayer patents and know-how to
develop, use, manufacture, commercialize, sublicense and distribute (i) a clinical-stage and follow-on
small molecule drug platform, including a
P-TEFb
inhibitor compound, and (ii) a

preclinical stage bioconjugation platform, which includes next-generation antibody-drug conjugates and innovative small molecule drug conjugates.
During 2023, the Company recorded a $1.0 million development milestone payable to Bayer in connection with the Company’s IND filing for VIP943. This milestone obligation was expensed as incurred.
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
5. Workforce Reduction
In December 2024, the Board of Directors of the Company approved a plan to implement cost-controls and explore strategic alternatives.
To streamline operations and focus resources, the Company initially implemented a significant reduction in force of the Company’s full-time employees by approximately 55% and then further reduced the workforce in connection with the signing of a binding term sheet and proposed business combination, which binding term sheet was subsequently terminated by the parties. Affected employees were offered separation benefits, including severance payments and payments to cover premiums for continuation of healthcare coverage for a limited period.
The Company incurred approximately $2.6 million of severance and related expenses during 2024, of which approximately $2.4 million is included within accrued expenses at December 31, 2024.
6. Fair Value Measurement
The Company’s financial assets and liabilities are subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 202 3
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$4,682	$—	$—	$4,682
U.S. government treasuries	6,233	—	—	6,233
U.S. government agency securities	—	999	—	999

Total cash equivalents	$10,915	$999	$—	$11,914

There were no cash equivalents or marketable securities at December 31, 2024. There were no marketable securities at December 31, 2023. The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets between Level 1, Level 2, or Level 3 during the years ended December 31, 2024 and 2023.

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$8	$8

Total fair value	$—	$—	$8	$8

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$191	$191

Total fair value	$—	$—	$191	$191

The estimated fair value of the warrant liability for the legacy warrants at December 31, 2024 and 2023 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on its historical volatility for a time period that approximates the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. There were no changes to the number of legacy warrants underlying the Level 3 financial instruments during the year ended December 31, 2024. There were no transfers between Level 1, 2, or 3 during the years ended December 31, 2024 and 2023.
The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2023	$144
Change in fair value	47

Balance – December 31, 2023	191
Change in fair value	(183)

Balance – December 31, 2024	$8

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024 and 2023 is as follows:

	As of December 31, 2024	As of December 31, 2023
Stock price	$5.26	$23.60
Exercise price	$230.00	$230.00
Option term (years)	1.0	2.0
Volatility (annual)	144.2%	90.9%
Risk-free rate	4.1%	4.2%
Dividend yield (per share)	0%	0%
7. Balance Sheet Details
Other current assets consist of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Clinical related vendor prepayments	$165	$407
Other	49	377

	$214	$784

Property, plant and equipment, net consist of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023	Estimated Useful Life
Furniture and fixtures	$—	$236	5 years
Computers	—	20	3-5 years

Total	—	256
Less: accumulated depreciation	—	(131)

Total property, plant and equipment, net	$—	$125

Depreciation expense was approximately $52,000 for each of the years ended December 31, 2024 and 2023.
The following table sets forth the components of accrued expenses at December 31, 2024 and 2023, respectively (in thousands):

	December 31, 2024	December 31, 2023
Accrued severance	$2,356	$—
Accrued payroll	144	332
Accrued benefits	278	918
Accrued manufacturing, clinical trial and related	466	505

	$3,244	$1,755

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
Effective July 2022, the Company subleased substantially all of its unused office space for a term of 18 months at a base rent of $50,000 per month. The Company had not been legally released from its primary obligations under the original lease and subsequent amendments and, therefore, continued to account for the original lease according to Accounting Standard Codification (“ASC”) Topic 842, “Leases.” The Company records both fixed and variable payments received from the sublessee in its consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense. Such payments received in the years ended December 31, 2024 and 2023 were $0.6 million each. The Company also received a $50,000 deposit, recorded as a noncurrent liability in the consolidated balance sheet at December 31, 2023. During the fourth quarter of 2024, the Company further streamlined its operations and significantly reduced its workforce (see Note 5). In connection with this workforce reduction, the Company terminated its lease effective December 31, 2024. In consideration for this early termination, the Company relinquished the original deposit of approximately $82,000, as well as the $50,000 deposit received from the sublessor, to the landlord. The Company recorded a gain of approximately $95,000 from early termination of the lease, recorded in other income (expense), net in the consolidated statements of operations.
The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

	For the years ended
	December 31, 2024	December 31, 2023
Lease cost
Operating lease cost	$1,196	$1,196
Variable lease cost	—	—

Total operating lease expense	$1,196	$1,196

Other information
Operating cash flows from operating leases	$1,320	$1,270
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Weighted-average remaining lease term—operating leases	—	2.0
Weighted-average discount rate—operating leases	8%	8%
As of December 31, 2024, future minimum lease payments are de minimus and consist solely of the remaining lease obligation in Germany into 2026.

9. Stockholders’ Equity
The Company’s Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of December 31, 2024 and 2023, there were 2,239,580 shares and 1,070,375 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
During the years ended December 31, 2024 and 2023, 11,625 shares and 8,083 shares, respectively, were issued pursuant to the Company’s Employee Stock Purchase Program (“ESPP”) (see Note 10) for approximately $114,000 and $112,000 in proceeds, respectively.
Public and
At-the-Market
Offerings
The Company entered into a Sales Agreement dated as of March 29, 2024 between the Company and Leerink Partners LLC, as sales agent, which provide
d
for the issuance and sale by the Company of shares of common stock in “at-the-market” offerings
having an aggregate offering price of up to $50.0 million. As of December 31, 2024, the Company sold an aggregate of 106,042 shares of its common stock at an average price of $23.34 per share, resulting in net proceeds of approximately $2.2 million, after paying commissions and offering expenses of approximately $0.2 million. As of December 31, 2024, approximately $47.5 million remained available under the ATM Agreement.
On April 30, 2024, the Company closed an underwritten public offering of (i) 0.3 million shares of its common stock and accompanying warrants to purchase up to 0.3 million shares of common stock, and (ii) to certain investors, pre-funded
warrants to purchase up to an aggregate of 0.8 million shares of common stock and accompanying warrants to purchase up to 0.8 million shares of common stock. Each share of common stock was sold together with an accompanying common stock warrant at a combined offering price of $15.00, and each pre-funded
warrant was sold together with an accompanying common stock warrant at a combined offering price of $14.998, which is equal to the combined offering price per share of common stock and accompanying common stock warrant less the $0.002 exercise price of each pre-funded
warrant. The Company received net proceeds of approximately $14.8 million from this offering, after deducting underwriting discounts and commissions and offering expenses of approximately $0.7 million.
Registered Direct Offering
The Company entered into a definitive securities purchase agreement dated December 26, 2024 for the purchase, in a registered direct offering, of an aggregate of (i) 140,812 shares of its common stock and accompanying common stock warrants to purchase 281,625 shares of common stock at a combined offering price of $3.68, and (ii) for certain purchasers, in lieu of common stock, pre-funded
warrants to purchase 131,791 shares of common stock and accompanying common stock warrants to purchase 263,582 shares of common stock at a combined offering price of $3.66, which is equal to the combined offering price per share of common stock and accompanying common warrant less the $0.02 exercise price of each pre-funded warrant. The offering closed on December 27, 2024. The Company received net proceeds of approximately $0.9 million from this offering, after deducting offering expenses of approximately $0.1 million.
Legacy Warrants
As of December 31, 2023, there were 3,295,000 legacy
warrants
to purchase common stock outstanding.
The legacy warrants are exercisable on the basis of 20 warrants for one share of common stock at an aggregate exercise price of $230 per share and will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision. The legacy warrants held by Rosedale Park, LLC expire on March 5, 2025, provided that once the legacy warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons, the legacy warrants will expire on December 23, 2025 (five years from the closing of the LSAC Business Combination).
The legacy warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging. The remaining legacy warrants were determined to be liability classified in accordance with ASC 815, Derivatives and Hedging (see Note 6).
Restricted Shares
In May 2020, Legacy Vincera Pharma issued 8,677 shares of restricted stock at a fair value of $1.40 per share in exchange for services. Pursuant to these restricted share agreements, the term vesting represents the expiration of the Company’s repurchase right for the underlying shares.
A summary of restricted stock activity for the years ended December 31, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	3,350	$1.30
Vested	(2,447)	—

Nonvested at December 31, 2023	903	$2.06
Vested	(903)	—

Nonvested at December 31, 2024	—	$—

10. Equity Incentive Plans
In connection with the LSAC Business Combination, the stockholders approved the 2020 Plan, which became effective upon the closing of the LSAC Business Combination on December 23, 2020. As of December 31, 2024, the Company had 254,565 shares of common stock reserved for issuance and 104,038 shares available for future awards under the 2020 Plan.
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
Stock Option Repricing and Exchange Program
The board of directors and stockholders of the Company approved a one-time
stock option repricing and exchange program. As a result, effective on August 12, 2024 (the “Effective Date”), the exercise price of all outstanding stock options held by employees (including the Company’s executive officers) and consultants of the Company that were granted under the 2020 Plan and that had an exercise price per share greater than $10.97, the closing price of the Company’s common stock on the Effective Date, was reduced to $11.00 per share, except that a premium exercise price will apply for certain exercises made prior to the end of a one year retention period. The exercise price of outstanding eligible options with a weighted average exercise price of $163.81 for 369,890 shares of common stock was reduced to the $11.00 per share exercise price with an estimated common stock fair value of $8.20 per share at the date of the repricing. The vesting terms and expiration dates remain unchanged from the original grant dates. Our non-employee directors were not eligible to participate in the stock option repricing program.

The stock option repricing was treated as an option modification for accounting purposes and resulted in total incremental expense of approximately $0.9 million, of which approximately $0.6 million incremental expense associated with the vested options was recognized on the modification date of August 12, 2024. The remaining $0.3 million incremental expense associated with the unvested options as of the modification date will be recognized over the remainder of the original requisite service period.
Subsequent to completion of the repricing, the Company commenced a tender offer to exchange outstanding eligible options to purchase shares of the Company’s common stock for new restricted stock units (each, a “New RSU”). At the completion of the tender offer on September 27, 2024, a total of 95,560 eligible options were tendered for New RSUs. The surrendered options were cancelled, and a total of 73,507 New RSUs were granted, each effective as of September 30, 2024. There was no incremental expense associated with this exchange. Our non-employee directors were not eligible to participate in the tender offer to exchange outstanding options for new restricted stock units.
Stock option activity under the Plan is as follows (amounts in thousands, except per share amount):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	218	$217.44	8.6	$125
Options granted	57	24.30	—	—
Options exercised	(1)	16.40	—	—
Options cancelled	(13)	235.11	—	—

Outstanding at December 31, 2023	261	174.81	8.1	—
Options granted	133	143.83	—	—
Options exercised	(1)	17.93	—	—
Options cancelled	(141)	22.54	—	—

Outstanding at December 31, 2024	252	$19.89	6.9	$—

Options vested and exercisable at December 31, 2024	176	$23.65	5.9	$—

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of either two
or three years.
As of December 31, 2024, the Company had stock-based compensation of approximately $3.7 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.0 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023
Exercise price	$61.99	$18.00
Expected term (years)	6.0	5.6
Volatility (annual)	91.9%	89.5%
Risk-free rate	4.3%	4.0%
Dividend yield (per share)	0%	0%

Restricted stock unit activity under the 2020 Plan is as follows (in thousands):

	Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	—	$—	—	$—
Awarded	73	—	—	—
Released	(50)	—	—	—
Cancelled	(21)	—	—	—

Outstanding at December 31, 2024	2	$—	1.1	$12

Stock-based compensation expense associated with the New RSUs is based on the grant-date fair value, or $14.32 for all restricted stock units granted during the year ended December 31, 2024, as well as the remaining unrecognized compensation expense associated with the options that were tendered in exchange for these New RSUs. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is the vesting term of approximately three years.
As of December 31, 2024, the Company had stock-based compensation of approximately $52,000 related to unvested restricted stock units not yet recognized that are expected to be recognized over an estimated weighted average period of 2.7 years.
Total stock-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss for all equity awards is as follows (amounts in thousands):

	For the years ended December 31,
	2024	2023
Research and development	$1,655	$1,712
General and administrative	1,818	1,851

Total stock-based compensation expense	$3,473	$3,563

Employee Stock Purchase Plan
The Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) became effective in May 2021 upon stockholder approval and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. 10,000 of the Company’s authorized but unissued or reacquired shares of common stock have been reserved for issuance under the ESPP, plus an additional number of shares to be reserved annually on the first day of each fiscal year from January 1, 2022 through January 1, 2031, equal to the least of (i) one percent (1%) of the outstanding shares of the Company’s common stock on such date, (ii) 25,000 shares, or (iii) a lesser amount determined by the compensation committee or the Company’s board.
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

As of December 31, 2024, 11,149 shares of common stock were reserved for future issuance under the ESPP. Shares issued under the ESPP were 11,625 and 8,083 shares for the years ended December 31, 2024 and 2023, respectively. The Company recorded approximately $179,000 and $133,000 of stock-based compensation expense for the years ended
December 31, 2024 and 2023, respectively, related to the ESPP.
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
The following table sets forth the computation of loss per share for the years ended December 31, 2024 and 2023, respectively (amounts in thousands, except per share number):

	For the year ended December 31,
	2024	2023
Numerator:
Net loss	$(30,074)	$(40,157)

Denominator:
Weighted average common shares outstanding, basic and diluted	1,898	1,065

Net loss per common share, basic and diluted	$(15.85)	$(37.72)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	For the year ended December 31,
	2024	2023
Options outstanding	252	261
Restricted stock units	2	—
Warrants	1,810	165
Restricted stock	—	1

Total	2,064	427

In accordance with ASC
260-10-45-13,
a
pre-funded,
or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant (see Note 9). Since the shares underlying the warrants are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.
12. Income Taxes
The Company has no provision for income taxes for the years ended December 31, 2024 and 2023. The Company has no current tax expense from losses and no deferred expense from the valuation allowance.

Income (loss) before provision for income taxes consisted of the following (amounts in thousands):

	For the year ended December 31,
	2024	2023
United States	$(30,412)	$(35,281)
International	338	(4,876)

	$(30,074)	$(40,157)

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the year ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.6%	0.1%
Research and development	1.0%	2.0%
Other	(3.3%)	0.5%
Change in valuation allowance	(19.3%)	(23.6%)

Income taxes provision (benefit)	0.0%	0.0%

Significant components of the Company’s net deferred tax assets as of December 31, 2024 and 2023, are as follows (amounts in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$19,357	$15,475
Stock-based compensation	3,322	5,235
Capitalized research and development	15,814	14,734
Research and development credit	2,404	2,231
Accruals and reserves	57	137
Lease liability	—	462

Total deferred income tax assets	40,954	38,274
Less: Valuation allowances	(40,954)	(37,748)

Deferred tax assets, net of valuation allowances	$—	$526

Deferred tax liabilities:
Right of use asset	—	(526)

Total deferred income tax liabilities	$—	$(526)

Net deferred taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The Company’s valuation allowance increased by $4.1 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the U.S. must be amortized over a five-year period and over a fifteen-year period if incurred outside the U.S. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2024, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.
At December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $85.9 million and $0.7 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely, with certain limitations. A portion of the state net operating loss carryforwards will expire beginning in 2039, if not utilized.
As of December 31, 2024, the Company also has Federal and California research and development credits of $2.8 million and $1.3 million, respectively. The federal tax credit carryforwards will expire beginning in 2039, if not utilized. The state tax credit carryforwards do not expire.
The following table summarizes activity related to the Company’s gross unrecognized tax benefits (amounts in thousands):

Total
Balance as of December 31, 2022	$979
Increase/decrease due to prior year positions	—
Increase/decrease due to current year positions	259

Balance as of December 31, 2023	1,238
Increase/decrease due to prior year positions	136
Increase/decrease due to current year positions	166

Balance as of December 31, 2024	$1,540

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate due to the valuation allowance. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The Company files income tax returns in the United States, California and Germany jurisdictions and is not currently under examination by federal, state or local taxing authorities for any open tax years. The tax years 2019 through 2024 remain open to examination by the major taxing authorities. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. The Company records interest related to uncertain tax positions as interest, and any penalties are recorded as income tax expense in its consolidated statements of operations and comprehensive loss.
Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has not performed an analysis to determine whether an “ownership change” occurred from inception to December 31, 2024. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

ASC
740-10,
“Income Taxes”, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return and also provides guidance on de-recognition,
classification, interest and penalties, accounting in interim periods, disclosure, and transition.
13. Subsequent Events
On January 21, 2025, the Company entered into a Sales Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”). The Agreement provides for the issuance and sale by the Company of shares of common stock in
“at-the-market”
offerings having an aggregate offering price of up to $30.0

million (the “Shares”).
Pursuant to the Agreement, the Company may offer and sell the Shares in transactions deemed to be an “at-the-market” offering
as defined in Rule 415(a)(4) of the Securities Act of 1933, which Shares can be sold by the Company from time to time, depending upon market demand, with the Agent acting as an agent for sales.
As of March 21, 2025, the Company sold an aggregate of 2,624,276 shares of its common stock at an average price of $1.63 per share, resulting in net proceeds of approximately $3.9 million, after paying commissions and offering expenses of approximately $0.4 million.
 On January 10, 2025, the Company terminated its Sales Agreement with Leerink Partners LLC.
On March 14, 2025, the Company entered into a
non-binding
letter of intent (the “Letter of Intent”) with Global Digital Holdings Inc., a Georgia corporation that conducts business under the name QumulusAI (“QumulusAI”), relating to a proposed business combination between the Company and QumulusAI. The parties currently contemplate a reverse triangular merger structure, pursuant to which (i) a subsidiary of Vincerx would merge into QumulusAI, (ii) QumulusAI stockholders would receive shares of the Company’s common stock in exchange for their shares of QumulusAI capital stock (“QumulusAI Capital Stock”) based on the Exchange Ratio (defined below), and (iii) outstanding options, warrants, and other rights to acquire QumulusAI Capital Stock (“QumulusAI Stock Rights”) would be assumed by the Company and converted into options, warrants, and rights to acquire the Company’s common stock based on the Exchange Ratio.
The conversion of the QumulusAI Capital Stock and QumulusAI Stock Rights would be pursuant to an exchange ratio (the “Exchange Ratio”) intended to result in the following aggregate post-closing percentage ownership: (i) the equity holders of QumulusAI immediately prior to the closing (including all QumulusAI Stock Rights) would own 95% of the equity of the combined company, and (ii) the equity holders of the Company immediately prior to the closing (including all outstanding options and warrants) would own 5% of the equity of the combined company. These ownership percentages assume a valuation of $285.0 million for QumulusAI and $15.0 million for the Company and “net cash” (defined as cash minus liabilities) of zero at closing. To the extent requested by the Company, QumulusAI or its designees will invest up to $1.5 million in the equity of the Company prior to the closing.

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
our Acting Chief Executive Officer (our principal executive officer) and Acting Chief Financial Officer (our principal financial officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, under the oversight of our board of directors, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, the last day of our fiscal year. This evaluation was based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Changes in Internal Control over Financial Reporting
Based on the foregoing assessment, our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, has concluded that there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 and that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

(b)	Trading Plans.
During the three months ended December 31, 2024, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company pursuant to
Rule 10b5-1(c)
or any
non-Rule
10b5-1
trading arrangement (as defined in Item 408(c) of Regulation
S-K).

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Directors
The following provides the names, ages (as of February 28, 2025) and certain biographical information of our directors:

Name	Age	Position with Company	Director Since
Ahmed M. Hamdy, M.D.	60	Chairman of the Board	2020
Raquel E. Izumi, Ph.D.	55	Acting Chief Executive Officer and Director	2020
Laura I. Bushnell	57	Director	2020
Brian J. Druker, M.D.	69	Director	2020
John H. Lee, M.D.	57	Director	2020
Francisco D. Salva	55	Director	2020
Ruth E. Stevens, Ph.D.	66	Director	2021
Ahmed M. Hamdy, M.D.
has served as Chairman of our board of directors since
December
2020 and served as our Chief Executive Officer from December 2020 to December 2024, and as our President from December 2020 to January 2021. Dr. Hamdy co-founded
Vincera Pharma, Inc. (“Legacy Vincera Pharma”) and served as its Chief Executive Officer and as a member of its board of directors from March 2019 to December 2020. Prior to that, Dr. Hamdy co-founded
Acerta Pharma B.V., a pharmaceutical development company and member of the AstraZeneca plc, and served as its head of early clinical development from January 2015 to June 2019, as chief executive officer from February 2013 to January 2015, as chief medical officer from February 2013 to January 2015 and as a member of the board from February 2013 to February 2016. Prior to that, Dr. Hamdy served as chief medical officer of Pharmacyclics LLC (Nasdaq: PCYC), a biopharmaceutical company, from March 2008 to June 2011. Dr. Hamdy has served as a clinical advisor and member of the board of directors of Andes Biotechnologies, a nucleic acid-based drug discovery and development company, since September 2016, as a member of the Dean’s Council of the Jack Baskin School of Engineering at the University of California, Santa Cruz, since April 2019, and as a member of the Palo Alto Medical Foundation President’s Council since March 2016. Dr. Hamdy received a MBBCH from the KasrAlainy School of Medicine at the University of Cairo, Egypt. We believe Dr. Hamdy is qualified to serve on our board of directors due to his more than twenty years of clinical research experience in pharmaceutical drug development and extensive executive leadership experience in the pharmaceutical drug development industry.
Raquel E. Izumi, Ph.D.
has served as our Acting Chief Executive Officer in a consulting capacity since December 2024 and served as our Chief Operations Officer from December 2020 to December 2024 and as our President from January 2021 to December 2024. Dr. Izumi co-founded
Legacy Vincera Pharma and served as its Chief Operations Officer and as a member of its board of directors from March 2019 to December 2020. Prior to that, Dr. Izumi co-founded
Acerta Pharma B.V. and served as its executive vice president of clinical development from February 2013 to May 2020. Dr. Izumi also co-founded
Aspire Therapeutics LLC and served as its chief scientific officer from June 2011 to February 2013. Prior to founding Aspire Therapeutics LLC, Dr. Izumi served as senior director of clinical development at Pharmacyclics LLC (Nasdaq: PCYC) from February 2010 to May 2011, where she worked on designing and implementing seven clinical studies across various hematologic malignancies (including three studies that garnered breakthrough therapy designation) for the first BTK inhibitor to enter clinical trials. Dr. Izumi began her research career at Amgen Inc. (Nasdaq: AMGN), where she held positions of increasing responsibility and participated in a successful BLA filing and approval for Aranesp
®
. Dr. Izumi was a Howard Hughes Predoctoral Fellow at the University of California, Los Angeles where she obtained a Ph.D. in microbiology and immunology. She received honors and distinction for her B.A. in biological sciences from the University of California, Santa Barbara. We believe Dr. Izumi is qualified to serve on our board of directors due to her over 20 years of drug development and clinical research experience and her authorship of several INDs as well as design and execution of several clinical trials in oncology, cardiology, pulmonology, immunology, and endocrinology.
Laura I. Bushnell
has served as a member of our board since December 2020. Ms. Bushnell has served as a partner of King & Spalding LLP, a global law firm, since September 2009. Ms. Bushnell has served as a member of the board of trustees of the University of California, Santa Cruz Foundation since February 2015, and as chair of the Dean’s Council of the Baskin School of Engineering at the University of California, Santa Cruz, since July 2019. Ms. Bushnell received an A.B. in psychology from Stanford University and a J.D. from the Georgetown University Law Center. We believe Ms. Bushnell is qualified to serve on our board of directors due to her extensive experience counseling management and boards of directors of private and public companies, particularly in the life sciences and technology sectors, on capital raising matters, strategic transactions and corporate governance.
Brian J. Druker, M.D.
has served as a member of our board since December 2020. Dr. Druker has served in various capacities at the Oregon Health and Science University, as a physician since July 1993, professor since July 2000, and associate dean of Oncology since July 2010. Since July 2007, Dr. Druker served as director of the Oregon Health and Science University Knight Cancer Institute. Dr. Druker has served as a member of the scientific advisory board of Aptose Biosciences Inc. (Nasdaq: APTO), a biotechnology company, since 2013. Since May 2018, Dr. Druker has served as a member of the board of directors of Amgen Inc. (Nasdaq: AMGN), a multinational biopharmaceutical company. Dr. Druker served as a member of the scientific advisory board of Grail, Inc., a biotechnology company, from May 2016 to September 2019. Dr. Druker has been recognized with numerous awards, including the Warren Alpert Prize from Harvard Medical School, the Lasker-DeBakey Award for Clinical Medical Research, the Japan Prize in Healthcare and Medical Technology, and most recently, the 2018 Tang Prize in Biopharmaceutical Science. Dr. Druker has been elected to the National Academy of Medicine, the National Academy of Sciences and the American Academy of Arts and Sciences. Dr. Druker received a B.A. in chemistry from the University of California, San Diego, and an M.D. from the University of San Diego Medicine, San Diego. We believe Dr. Druker is qualified to serve on our board of directors due to his extensive experience in cancer research industry and leadership experience on public company boards of directors.
John H. Lee, M.D.
has served as a member of our board since December 2020. Dr. Lee has served as chief medical officer of cancer research of Avera Health, a regional healthcare system, since May 2020 and as chief medical officer of ImmunityBio, Inc. (Nasdaq: IBRX), an immuno-oncology and infectious disease company, from March 2019 to May 2020. Prior to that, Dr. Lee served as senior vice president of clinical development of Nantkwest, Inc., a clinical-stage immunotherapy company, from May 2016 to March 2019. Dr. Lee served as executive director of the Chan Soon Shiong Institute of Molecular Medicine, a biomedical and translational research institute and as a full professor at the University of South Dakota, from May 2016 to September 2018 and September 2010 to May 2016, respectively. Dr. Lee served as director of the cancer center of Stanford Health, a leading academic health system from July 2012 to May 2016. Dr. Lee served as a member of the board of directors of Windber Hospital from June 2018 to May 2020. Dr. Lee received a B.S. in biology from Stanford University, an M.D. from the University of Minnesota, Twin Cities, and special training in otolaryngology-head and neck surgery from the University of Iowa. We believe Dr. Lee is qualified to serve on our board of directors due to his extensive experience within the cancer research industry.
Francisco D. Salva
has served as a member of our board since December 2020. Mr. Salva currently serves as president and chief executive officer of Azitra, Inc., a synthetic biology company. He has served as an operating partner of Accelerator Life Science Partners, a venture capital firm, since January 2018, and served as president and chief executive officer of Complexa Inc., a clinical-stage biopharmaceutical company, from May 2018 to August 2020. Mr. Salva co-founded
Acerta Pharma and served as its vice president of operations from February 2013 to November 2016. Prior to that, Mr. Salva served as senior director of corporate finance at Pharmacyclics LLC (Nasdaq: PCYC). Earlier in his career, Mr. Salva spent almost a decade in life sciences venture capital, starting his investment career at Patricof & Co, Ventures (now Apax Partners) before moving to lead investments at Invesco (NYSE: IVZ) and CIBC Capital Partners. Mr. Salva received an A.B. in business economics and an A.B. in philosophy from Brown University and a MSc. in economics and philosophy from the London School of Economics. We believe Mr. Salva is qualified to serve on our board of directors due to his extensive experience with corporate development, operations, healthcare venture capital and investment banking.
Ruth E. Stevens, Ph.D.
has served as a member of our board since May 2021. Dr. Stevens also serves as a Senior Advisor to Premier Research, a clinical research and development company, and as an independent regulatory consultant to the pharmaceutical industry. Dr. Stevens was a co-founder
and served as chief scientific officer and executive vice president of Camargo Pharmaceutical Services, LLC, a drug development consulting company, from 2003 to September 2021, and a member of its board of directors from March 2017 to September 2021. Dr. Stevens was a recipient of 2019 Oregon State University, Icon of Pharmacy award, and induction into the Pharmacy Hall of Fame. Dr. Stevens has served as an adjunct professor at the University of Cincinnati, College of Pharmacy, since March 1997. Prior to founding Camargo Pharmaceutical Services, Dr. Stevens was senior director of clinical operations at Barr Research, Inc. (formerly Duramed Pharmaceuticals, Inc.) (NYSE: BRL), a pharmaceutical product company, from 1999 to 2002, and served as director of pharmacokinetics & scientific affairs at Phoenix International Life Sciences Inc., a research organization, which provided research, clinical studies and studies to pharmaceutical and biotechnology companies, from 1996 to 1999. Prior to that, from 1990 to 1996, Dr. Stevens served as an FDA pharmacokinetic team leader and pharmacokinetic reviewer at the Office of Clinical Pharmacology and Biopharmaceutics of the U.S. Food and Drug Administration. Dr Stevens has a B.A. in Health Education from the University of Washington, Seattle, a Ph.D. in Biopharmaceutics/Pharmacokinetics from Oregon State University and an MBA from Xavier University. We believe Dr. Stevens is qualified to serve on our board of directors due to her extensive leadership experience in drug development.
There are no family relationships among any of our directors or executive officers.
Director Nominations
Our board of directors nominates directors whose term is scheduled to expire at the next annual meeting of stockholders and elects new directors to fill vacancies when they arise. The nominating and corporate governance committee has the responsibility to identify, evaluate, recruit, and recommend qualified candidates to our board of directors for nomination or election. There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors.
Director Independence
Our board of directors determined that each of our directors, other than Dr. Ahmed M. Hamdy and Dr. Raquel E. Izumi, qualify as independent directors, as defined under the Nasdaq listing rules, and our board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, as discussed below.
Board Meetings
Our board of directors held 14 meetings during 2024. Each director attended at least 75% of the aggregate meetings held by the board of directors and the committees on which such director served. We do not have a policy that requires the attendance of directors at our annual meeting of stockholders. All of our directors attended the 2024 annual meeting.
Meeting of
Non-Management
and Independent Directors and Communications with Directors
During meetings of our board of directors, our independent directors regularly meet in an executive session without management or management directors present. The purpose of these executive sessions is to promote open and candid discussion among the
non-management
directors. Our board of directors welcomes questions or comments about the Company and our operations. If a stockholder wishes to communicate with our board of directors, including our independent directors, they may send their communication in writing to: Secretary, Vincerx Pharma, Inc., 1825 S. Grant Street, San Mateo, CA 94402. You must include your name and address in the written communication and indicate whether you are a stockholder. The Secretary will review any communication received from a stockholder, and all material communications will be forwarded to the appropriate director or directors or committee of our board of directors based on the subject matter.
Board Committees
We have established an audit committee, compensation committee, and nominating and corporate governance committee, each of which operates under a charter that has been approved by our board of directors. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees complies with the applicable requirements of, the Sarbanes-Oxley Act, and the current rules and regulations of the SEC and Nasdaq. We intend to comply with future requirements as they become applicable to us. Each committee has the composition and responsibilities described below.

Audit Committee

Current Members:	Francisco D. Salva (Chair)
Dr. Ruth E. Stevens
Dr. John H. Lee

Number of Meetings in 2024:	4

Functions:
Our audit committee assists our board of directors in the oversight of:

•  independent auditor’s qualifications, independence and performance;

•  our financial reporting processes and disclosure controls;

•  engagement of our independent auditors to perform audit services and any permissible non-audit
services;

•  the organization and performance of our internal audit function;

•  the annual audit plan and all critical accounting policies;

•  the integrity of our financial statements and internal quality control;

•  our compliance with legal and regulatory requirements;

•  our treasury and finance matters; and

•  our risk management and assessment pertaining to the financial, accounting and tax matters.

In addition, our audit committee provides our board of directors such information and materials as it may deem necessary to make the board aware of significant financial matters that require the attention of the board.

Our board of directors has determined that Mr. Salva is an audit committee financial expert, as defined by the rules promulgated by the SEC, and meets both the independence and financial sophistication requirements of the Nasdaq listing rules. Each of the members of our audit committee has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq.

Compensation Committee

Current Members:	Laura I. Bushnell (Chair)
Dr. John H. Lee

Number of Meetings in 2024:	4

Functions:
Our compensation committee assists our board of directors in meeting its responsibilities with regard to oversight and determination of:

•  compensation plans, including executive compensation and equity and cash incentive plans;

•  independence of compensation consultants, legal counsel, and other advisors;

•  material arrangements for our executive officers, including employment agreements, severance agreements, change in control protections, and indemnification agreements; and

•  disclosure in periodic reports filed with the SEC.

Our board of directors has determined that each of the members of the compensation committee satisfies the independence requirements as defined under the applicable rules and regulations of Nasdaq.

Nominating and Corporate Governance Committee

Current Members:	Francisco D. Salva (Chair)
Dr. Brian J. Druker

Number of Meetings in 2024:	0

Functions:	Our nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and oversees the evaluation of our board of directors. In addition, our nominating and corporate governance committee is responsible for developing, maintaining, and recommending to our board of directors corporate governance policies.
Executive Officers
Our executive officers are elected by our board of directors and serve at the discretion of the board. The following provides the names, ages (as of February 28, 2025), and certain biographical information of our executive officers:

Name	Age	Position
Raquel E. Izumi, Ph.D.	55	Acting Chief Executive Officer
Kevin Haas	59	Acting Chief Financial Officer
Alexander A. Seelenberger	46	Consultant
Tom C. Thomas	65	Consultant
Biographical information for our executive officers other than Dr. Izumi is set forth below:
Kevin Haas
has served as our Acting Chief Financial Officer since December 2024. Prior to that, Mr. Haas served as our Vice President of Finance and Corporate Controller from December 2020 to December 2024.

Mr. Haas was the Vice President, Finance and Administration and Principal Accounting Officer at Aravive, Inc. (f/k/a Versartis, Inc.) from November 2017 to May 2019 and served in a consulting capacity through July 2019. Mr. Haas began his career in public accounting in 1989 with Grant Thornton, LLP and holds a B.S. in Business Administration from Western Colorado University.
Alexander A. Seelenberger
has served as a consultant to the Company since December 2024 and served as our Chief Financial Officer from December 2020 to December 2024. Prior to that, Mr. Seelenberger was a managing partner at Aurus Capital, a leading Latin American venture capital firm, heading its healthcare venture capital practice, from March 2009 to December 2020. In that role, Mr. Seelenberger co-founded
and has been an executive director in several healthcare companies. From August 2007 to January 2009, Mr. Seelenberger served as an associate at Athelera LLC, a New York-based boutique investment bank offering financial advisory services to clients in the United States, Latin America and Europe. Mr. Seelenberger has served as a member of the board of directors of Andes Biotechnologies since September 2009, Trigemina Holdings, Inc., a pharmaceutical company, since March 2012, Levita Magnetics, a magnetic surgical platform development company, since January 2012, Echopixel, Inc., a medical imaging device development company, since September 2012, and Algenis, a bioactive molecule development company, since December 2012. Mr. Seelenberger received a B.B.A in business from the University of Chile and an M.B.A with high distinction from Harvard Business School, where he graduated as a Baker Scholar.
Tom C. Thomas
has served as a consultant to the Company since December 2024 and served as our General Counsel and Chief Legal Officer from March 2021 to December 2024. Mr. Thomas was a partner at Pillsbury Winthrop Shaw Pittman LLP, an international law firm, from March 2003 to March 2021. Mr. Thomas has over 30 years of experience representing life science and technology companies at all stages of development, from start-up and emerging companies, to pre-IPO companies, to large public and private companies. Mr. Thomas received his B.B.A. in Accounting from the University of Iowa, where he graduated summa cum laude, and his J.D. from the University of Minnesota Law School, where he graduated magna cum laude.
Corporate Governance
Board Leadership Structure
Our
co-founder
and former Chief Executive Officer, Dr. Hamdy, serves as our chairman of the board. The board believes that having our former Chief Executive Officer serve as chairman of the board provides valuable continuity to our strategic initiatives and execution.
If the chairman of the board is an independent director, then the chairman will also serve as the lead independent director. If the chairman of the board is not an independent director, the board may appoint an independent director to serve as the board’s lead independent director. The primary responsibilities of the lead independent director include presiding at all meetings of the board at which the chairman of the board is not present, including executive sessions of the independent directors, and serving as a liaison between the chairman of the board and/or the Chief Executive Officer and the independent directors. The lead independent director also has the authority to call meetings of the independent directors of the board or meetings of the board. The Company currently does not have a lead independent director.
The independent directors meet regularly in an executive session after regular board meetings, at which the independent directors have the opportunity to discuss management performance.
Role in Risk Oversight
Our board of directors is responsible for overseeing the overall risk management process at the Company. The responsibility for managing risk rests with executive management while the committees of our board of directors and our board of directors as a whole participate in the oversight process. Our board of directors’ risk oversight process builds upon management’s risk assessment and mitigation processes, which include reviews of long-term strategic and operational planning, executive development and evaluation, regulatory and legal compliance, cybersecurity, financial reporting, internal risk management, and internal controls.
Corporate Governance Guidelines
Our board has adopted written Corporate Governance Guidelines to ensure that the board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. Our Corporate Governance Guidelines set forth the practices the board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluations and succession planning, and board committees and compensation. The nominating and corporate governance committee assists our board of directors in implementing and adhering to our Corporate Governance Guidelines. Our Corporate Governance Guidelines are reviewed at least annually by the nominating and corporate governance committee, and changes are recommended to our board of directors as warranted.
We believe that our corporate governance initiatives comply with the Sarbanes-Oxley Act and the rules and regulations of the SEC adopted thereunder. In addition, we believe our corporate governance initiatives comply with the rules of Nasdaq. Our board of directors will continue to evaluate our corporate governance principles and policies.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers, and employees. The code addresses various topics, including:

•	compliance with laws, rules and regulations;

•	confidentiality;

•	conflicts of interest;

•	corporate opportunities;

•	fair dealing;

•	payments or gifts from others;

•	health and safety;

•	insider trading;

•	international business laws;

•	protection and proper use of company assets; and

•	record keeping.
Our board of directors has also adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer and Chief Financial Officer as well as other key management employees addressing ethical issues. The Code of Business Conduct and Ethics is posted on our website www.vincerx.com. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers can only be amended by the approval of a majority of our board of directors. Any waiver to the Code of Business Conduct and Ethics for an executive officer or director or any waiver of the Code of Ethics for Senior Financial Officers may only be granted by our board of directors or our nominating and corporate governance committee and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee.

To date, there have been no waivers under our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers. We intend to disclose future amendments to certain provisions of these codes or waivers of such codes granted to executive officers and directors on our website at www.vincerx.com within four business days following the date of such amendment or waiver.
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form
10-K.
Corporate Governance Documents
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters for each of the audit, compensation, and nominating and corporate governance committees, and other corporate governance documents are posted on the investors section of our website at www.vincerx.com under the heading “Investors—Corporate Governance—Governance Highlights.” In addition, stockholders may obtain a printed copy of these documents by writing to Secretary, Vincerx Pharma, Inc., 1825 S. Grant Street, San Mateo, CA 94402.
Delinquent Section 16(A) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. These persons are required to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our executive officers, directors and greater than 10% stockholders complied on a timely basis with all Section 16(a) filing requirements applicable to them with respect to transactions during 2024, except for late reports filed by each of Dr. Hamdy, Dr. Izumi, Mr. Seelenberger, and Mr. Thomas, which were each required to be filed by May 28, 2024, but were filed on May 29, 2024.

ITEM 11.	Executive Compensation.
Summary Compensation Table
The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to or earned by our former Chief Executive Officer, our Acting Chief Executive Officer and the two other most highly compensated executive officers (based on total compensation, including the value of option awards, received during the last fiscal year). These executive officers are referred to collectively as our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Ahmed M. Hamdy, M.D. (2)	2024	483,000	888,092	647,932	(3)	2,019,024
Chairman of the Board, Former Chief Executive Officer	2023	479,167	77,416	16,444	(3)	573,027
Raquel E. Izumi, Ph.D. (4)	2024	451,500	744,532	581,253	(5)	1,777,285
Acting Chief Executive Officer, Former President and Chief Operations Officer	2023	447,917	77,416	12,945	(5)	538,278
Alexander A. Seelenberger (6)	2024	372,750	617,577	481,583	(7)	1,471,910
Consultant, Former Chief Financial Officer	2023	369,792	73,975	13,604	(7)	457,371
Tom C. Thomas (8)	2024	372,750	612,360	486,233	(9)	1,471,343
Consultant, Former Chief Legal Officer	2023	369,792	73,975	16,377	(9)	460,144

(1)
The amounts in this column represent the aggregate grant-date fair value of the option awards granted to our named executive officers during 2024 and 2023, respectively, computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are set forth in Note 10 to the audited consolidated financial statements in this Annual Report. For 2024, this amount consists of the fair value of stock options granted in March 2024 and the incremental fair value attributable to the repricing of all stock options held by such executive officer in August 2024. Note that the amounts reported in this column reflect the accounting fair value for these stock options for financial reporting purposes and do not reflect the actual economic value that may be realized by the named executive officers upon the vesting or exercise of the stock options or the sale of the common stock underlying such stock options.

(2)	Dr. Hamdy’s employment as our Chief Executive Officer commenced on December 23, 2020 and terminated on December 20, 2024. Dr. Hamdy continues to serve as our Chairman of the Board.
(3)
The amounts in this column for 2024 include $631,615 for severance, $12,075 for matching contributions made by us under our 401(k) plan and imputed income for premiums under our employee-wide group term life insurance plan of $4,242. The amounts for 2023 include $11,550 for matching contributions made by us under our 401(k) plan, imputed income for premiums under our employee-wide group term life insurance plan of $2,898 and $1,996 for the value of in-office
meals.

(4)
Dr. Izumi’s employment as our President and Chief Operations Officer commenced on December 23, 2020 and terminated on December 20, 2024, at which point she commenced service as our Acting Chief Executive Officer in a consulting capacity.

(5)
The amounts in this column for 2024 include $567,848 for severance, $10,909 for matching contributions made by us under our 401(k) plan and imputed income for premiums under our employee-wide group term life insurance plan of $2,496. The amounts for 2023 consist of $10,641 for matching contributions made by us under our 401(k) plan, imputed income for premiums under our employee-wide group term life insurance plan of $1,386 and $918 for the value of in-office
meals.

(6)
Mr. Seelenberger’s employment as our Chief Financial Officer commenced on December 23, 2020 and terminated on December 20, 2024, at which point he continued to provide service to the Company in a consulting capacity.

(7)
The amounts in this column for 2024 include $468,805 for severance, $12,075 for matching contributions made by us under our 401(k) plan and imputed income for premiums under our employee-wide group term life insurance plan of $703. The amounts for 2023 consist of $11,550 for matching contributions made by us under our 401(k) plan, imputed income for premiums under our employee-wide group term life insurance plan of $731 and $1,323 for the value of in-office
meals.

(8)
Mr. Thomas’ employment as our General Counsel and Chief Legal Officer commenced on March 15, 2021 and terminated on December 20, 2024, at which point he continued to provide service to the Company in a consulting capacity.

(9)
The amounts in this column for 2024 include $468,805 for severance, $12,075 for matching contributions made by us under our 401(k) plan and imputed income for premiums under our employee-wide group term life insurance plan of $5,353. The amounts for 2023 consist of $11,550 for matching contributions made by us under our 401(k) plan, imputed income for premiums under our employee-wide group term life insurance plan of $3,096 and $1,731 for the value of in-office meals.

Narrative Disclosure to Summary Compensation Table
For 2024, the compensation program for our named executive officers consisted of base salary, a performance-based cash bonus opportunity, and awards of stock options. In addition, during 2024 our named executive officers were eligible to participate in our 401(k) retirement plan, employee stock purchase plan (other than Dr. Hamdy and Dr. Izumi), health and wellness plans, and other employee benefits.

Base Salary
The base salaries of our named executive officers are set at levels that are commensurate with the executive’s duties and authorities, contributions, prior experience and performance, competitive with base salaries of comparable companies based on available data, and sufficient to enable us to hire and retain executives with the talent and skills we need. The base salaries of our named executive officers are established and approved by our compensation committee when such executives join the Company or upon their promotion and are reviewed on an annual basis. The base salaries of our Chief Executive Officer and our other named executive officers were increased by 5% for 2023 to help offset high levels of inflation and were not increased in 2024 in order to conserve cash.
Cash Bonus
Subject to the discretion of our compensation committee, our named executive officers are eligible to earn an annual cash bonus. The annual target bonus opportunity for each of our named executive officers is a percentage of the named executive officer’s base salary. The annual target bonus opportunity was established and approved by our compensation committee for each executive when the executive joined the Company or was promoted. Our compensation committee reviews our cash bonus program, including our named executive officers’ annual target bonus opportunities, annually. For 2024, all employees of the Company, including our named executive officers, were eligible to earn a cash bonus based entirely on the achievement of the corporate performance goals approved by our board of directors for 2024, including research, regulatory, clinical, business development, publication, and financial goals. Notwithstanding the achievement of corporate goals and deliverables for both 2023 and 2024, pursuant to its discretion under our annual cash bonus program, to conserve cash, our compensation committee determined that no bonuses would be earned or payable under the annual cash bonus program for 2023 or 2024.
Long-Term Stock-Based Incentives
The Company believes that stock-based incentives, including stock option awards, are an effective means for aligning the interests of our executives with the interests of our shareholders and that the long-term compensation of our named executive officers should be linked to the value provided to our shareholders. In addition, we use stock-based compensation as a retention tool. Long-term stock-based incentives granted to our executives for the last several years have been structured in the form stock option awards that vest over multiple years.
As further described in Note 10 to the audited consolidated financial statements in this Annual Report, during 2024, the board of directors and stockholders of the Company approved a one-time stock option repricing and exchange program. As a result, effective on August 12, 2024, the exercise price of all outstanding stock options held by employees (including the Company’s executive officers) and consultants of the Company that were granted under the 2020 Plan and that had an exercise price per share greater than $10.97, was reduced to $11.00 per share, except that a premium exercise price will apply for certain exercises made prior to the end of a one year retention period. The vesting terms and expiration dates remain unchanged from the original grant dates. Subsequent to completion of the repricing, the Company commenced a tender offer to exchange outstanding eligible options to purchase shares of the Company’s common stock for new restricted stock units. Each of our named executive officers participated in the option repricing and was eligible to participate in the tender offer to exchange outstanding options for new restricted stock units.
401(k) Retirement Plan
We have a 401(k) defined contribution retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified
plan under Section 401 of the Internal Revenue Code so that contributions to our 401(k) plan and income earned on such contributions are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions, which are not taxable when distributed). Our 401(k) plan provides that each participant may contribute up to 100% of his or her eligible pre-tax
compensation, up to a statutory limit. Participants who are at least 50 years old can also make
“catch-up”
contributions. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Our 401(k) plan also permits us to make discretionary matching contributions, subject to established limits and a vesting schedule. In 2024, we made matching contributions equal to 100% of a participant’s contributions up to 1% of such participant’s eligible compensation plus 50% of a participant’s contributions between 1% and 6% of such participant’s eligible compensation.
Benefits and Perquisites
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance;
short-and
long-term disability insurance; sick leave; parental leave;
in-office
meals; and an employee assistance program. We do not maintain any executive-specific benefit or perquisite programs. We do not provide tax reimbursements or any other tax payments with respect to perquisites, including excise tax “gross-ups,” to any of our executive officers.
Agreements with Named Executive Officers and Potential Payments Upon Termination or Change of Control
Agreements with Dr. Ahmed M. Hamdy
Effective December 23, 2020, Dr. Ahmed M. Hamdy entered into an employment agreement with us, pursuant to which he served as our Chief Executive Officer and Chairman of our board of directors until December 20, 2024 (the “Hamdy Employment Agreement”). Pursuant to the Hamdy Employment Agreement, Dr. Hamdy’s initial annual base salary was $460,000 and he was eligible to earn an annual cash bonus with an initial target of 35% of his then-applicable base salary, subject to increase (but not decrease) in light of Dr. Hamdy’s performance, external market conditions, our financial condition and performance, and such other factors as our board deems appropriate. The Hamdy Employment Agreement contains customary confidentiality, non-solicitation, and intellectual property assignment provisions.
Dr. Hamdy’s employment with us terminated without Cause (as defined in the Hamdy Employment Agreement) effective December 20, 2024. Pursuant to the Hamdy Employment Agreement, Dr. Hamdy received the following severance benefits: (1) a lump sum cash payment, less applicable withholding taxes, in an amount equal to (a) one times his base salary and (b) one times his target bonus opportunity for 2024; (2) the vesting of all then-outstanding unvested stock options subject to time-based vesting was accelerated so that the number of shares vested underlying each such option equaled that number of shares that would have been vested if Dr. Hamdy had continued his employment for a period of 12 continuous months following his termination date; and (3) until the earlier of 12 months following his termination date or the date he becomes eligible for group health insurance through a new employer, continuation of health insurance coverage under COBRA and monthly cash payments equal to the costs of such COBRA benefits coverage, less applicable withholding taxes. Although his employment with us has terminated, Dr. Hamdy continues to serve as the Company’s Chairman of the Board. All stock options held by Dr. Hamdy as of the date of his termination from employment and following the application of the vesting acceleration described above, will vest, if at all, pursuant to their terms in respect of services provided by Dr. Hamdy as the Company’s Chairman of the Board.
Agreements with Dr. Raquel E. Izumi
Effective December 23, 2020, Dr. Raquel E. Izumi entered into an employment agreement with us, pursuant to which she served as our President and Chief Operations Officer until December 20, 2024 (the “Izumi Employment Agreement”). Pursuant to the Izumi Employment Agreement, Dr. Izumi’s initial annual base salary was $430,000 and she was eligible to earn an annual cash bonus with an initial target of 30% of her then-applicable base salary, subject to increase (but not decrease) in light of Dr. Izumi’s performance, external market conditions, our financial condition and performance, and such other factors as our board deems appropriate. Dr. Izumi’s employment agreement contains customary confidentiality, non-solicitation, and intellectual property assignment provisions.

Dr. Izumi’s employment with us terminated without Cause (as defined in the Izumi Employment Agreement) effective December 20, 2024. Pursuant to the Izumi Employment Agreement, Dr. Izumi received the following severance benefits: (1) a lump sum cash payment, less applicable withholding taxes, in an amount equal to (a) one times her current base salary and (b) one times her target bonus opportunity for 2024; (2) the vesting of all then-outstanding unvested stock options subject to time-based vesting was accelerated so that the number of shares vested underlying each such option equaled that number of shares that would have been vested if Dr. Izumi had continued her employment for a period of 12 continuous months following her termination date; and (3) until the earlier of 12 months following her termination date or the date she becomes eligible for group health insurance through a new employer, continuation of health insurance coverage under COBRA and monthly cash payments equal to the costs of such COBRA benefits coverage, less applicable withholding taxes.
Although her employment with us has terminated, effective December 20, 2024, Dr. Izumi agreed to serve as the Company’s Acting Chief Executive Officer in a consulting capacity. All stock options held by Dr. Izumi as of the date of her termination from employment and following the application of the vesting acceleration described above, will vest, if at all, pursuant to their terms in respect of services provided by Dr. Izumi as a consultant.
Agreements with Alexander A. Seelenberger
Effective December 23, 2020, Alexander A. Seelenberger entered into an employment agreement with us, pursuant to which he served as our Chief Financial Officer until December 20, 2024 (the “Seelenberger Employment Agreement”). Pursuant to the Seelenberger Employment Agreement, Mr. Seelenberger’s initial annual base salary was $355,000 and he was eligible to earn an annual cash bonus with an initial target of 30% of his then-applicable base salary, subject to increase (but not decrease) in light of Mr. Seelenberger’s performance, external market conditions, our financial condition and performance, and such other factors as our board deems appropriate. The Seelenberger Employment Agreement contains customary confidentiality, non-solicitation, and intellectual property assignment provisions.
Mr. Seelenberger’s employment with us was terminated without Cause (as defined in the Seelenberger Employment Agreement), effective December 20, 2024. Pursuant to the Seelenberger Employment Agreement, Mr. Seelenberger received the following severance benefits: (1) a lump sum cash payment, less applicable withholding taxes, in an amount equal to (a) one times his current base salary and (b) one times his target bonus opportunity for 2024; (2) the vesting of all then-outstanding unvested stock options subject to time-based vesting was accelerated so that the number of shares vested underlying each such option equaled that number of shares that would have been vested if Mr. Seelenberger had continued his employment for a period of 12 continuous months following his termination date; and (3) at Mr. Seelenberger’s election, until the earlier of six months following his termination date or the date he becomes eligible for group health insurance through a new employer, continuation of health insurance coverage under COBRA and monthly cash payments equal to the costs of such COBRA benefits coverage, less applicable withholding taxes. Although his employment with us has terminated, Mr. Seelenberger continues to provide services to the Company as a consultant. All stock options held by Mr. Seelenberger as of the date of his termination from employment and following the application of the vesting acceleration described above, will vest, if at all, pursuant to their terms in respect of services provided by Mr. Seelenberger as a consultant.
Agreements with Tom C. Thomas
Effective March 15, 2021, Tom C. Thomas entered into an employment agreement with us, pursuant to which he served as our General Counsel and Chief Legal Officer until December 20, 2024 (the “Thomas Employment Agreement”). Pursuant to the Thomas Employment Agreement, Mr. Thomas’ initial annual base salary was $355,000 and he was eligible to earn an annual cash bonus with an initial target of 30% of his then-applicable base salary, subject to increase (but not decrease) in light of Mr. Thomas’ performance, external market conditions, our financial condition and performance, and such other factors as our board deems appropriate. Mr. Thomas’ employment agreement contains customary confidentiality, non-solicitation, and intellectual property assignment provisions.

Mr. Thomas’ employment with us was terminated without Cause (as defined in the Thomas Employment Agreement), effective December 20, 2024. Pursuant to the Thomas Employment Agreement, Mr. Thomas received the following severance benefits: (1) a lump sum cash payment, less applicable withholding taxes, in an amount equal to (a) one times his current base salary and (b) one times his target bonus opportunity for 2024; (2) the vesting of all then-outstanding unvested stock options subject to time-based vesting was accelerated so that the number of shares vested underlying each such option equaled that number of shares that would have been vested if Mr. Thomas had continued his employment for a period of 12 continuous months following his termination date; and (3) at Mr. Thomas’s election, until the earlier of six months following his termination date or the date he becomes eligible for group health insurance through a new employer, continuation of health insurance coverage under COBRA and monthly cash payments equal to the costs of such COBRA benefits coverage, less applicable withholding taxes. Although his employment with us has terminated, Mr. Thomas continues to provide services to the Company as a consultant. All stock options held by Mr. Thomas as of the date of his termination from employment and following the application of the vesting acceleration described above, will vest, if at all, pursuant to their terms in respect of services provided by Mr. Thomas as a consultant.
Incentive-Based Compensation Recoupment Policy
On November 16, 2023, we adopted an Incentive-Based Compensation Recoupment Policy (the “Recoupment Policy”) that provides for the recoupment of excess incentive compensation paid to executive officers, including the named executive officers, in the event of an accounting restatement due to material noncompliance with financial reporting requirements to comply with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as codified by Section 10D of the Exchange Act, and Listing Rule 5608 of The Nasdaq Stock Market LLC. This Recoupment Policy applies to compensation that is granted, earned, or vested based in whole or in part upon the attainment of a financial reporting measure and provides for the reimbursement or forfeiture by the executive officer of the excess portion of the compensation received by the executive officers during the three preceding fiscal years.

Outstanding Equity Awards at Fiscal
Year-End
Table
The following table sets forth information regarding outstanding equity awards for each of our named executive officers as of December 31, 2024:

			Option Awards (1)
Name	Date Granted		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ahmed M. Hamdy, M.D.	02/14/22	(2)	6,375	0	11.00	02/13/32
	08/25/22	(3)	3,000	0	11.00	08/24/32
	11/15/22	(3)	3,000	0	11.00	11/14/32
	02/15/23	(3)	4,126	374	11.00	02/14/33
	02/15/23	(4)	0	7,337	11.00	03/06/34
	02/15/23	(4)	0	2,662	11.00	03/06/34
Raquel E. Izumi, Ph.D.	02/14/22	(2)	3,825	0	11.00	02/13/32
	08/25/22	(3)	3,000	0	11.00	08/24/32
	11/15/22	(3)	3,000	0	11.00	11/14/32
	02/15/23	(3)	4,126	374	11.00	02/14/33
	02/15/23	(4)	0	6,187	11.00	03/06/34
	02/15/23	(4)	0	2,062	11.00	03/06/34
Alexander A. Seelenberger	12/23/20	(5)	10,000	0	11.00	12/22/30
	02/14/22	(2)	2,762	0	11.00	02/13/32
	08/25/22	(3)	2,900	0	11.00	08/24/32
	11/15/22	(3)	2,800	0	11.00	11/14/32
	02/15/23	(3)	3,942	358	11.00	02/14/33
	02/15/23	(4)	0	4,687	11.00	03/06/34
	02/15/23	(4)	0	1562	11.00	03/06/34
Tom C. Thomas	03/15/21	(4)	8,750	0	11.00	03/14/31
	02/14/22	(6)	2,762	0	11.00	02/13/32
	08/25/22	(3)	2,900	0	11.00	08/24/32
	11/15/22	(3)	2,800	0	11.00	11/14/32
	02/15/23	(3)	3,942	358	11.00	02/14/33
	02/15/23	(4)	0	4,687	11.00	03/06/34
	02/15/23	(4)	0	1562	11.00	03/06/34

(1)
All share amounts and exercise prices reflect (i) a repricing of all outstanding options held by employees, including executive officers, effective August 12, 2024, and (ii) a
1-for-20
reverse stock split of our common stock effective January 27, 2025 (the “Reverse Stock Split”).

(2)
Option vests over three years, with 1/3 of the shares vesting on December 23, 2022 and 1/36 of the shares vesting monthly thereafter, subject to acceleration pursuant to the applicable named executive officer’s employment or other services agreement.

(3)
Option vests over two years, with 1/24 of the shares vesting monthly following the date of grant, subject to acceleration pursuant to the applicable named executive officer’s employment or other services agreement.

(4)
Option vests over three years, with 1/3 of the shares vesting one year following the date of grant and 1/36 of the shares vesting monthly thereafter, subject to acceleration pursuant to the applicable named executive officer’s employment or other services agreement.

(5)
Option vests over two years, with 1/3 of the shares vesting on the date of grant and 1/36 of the shares vesting monthly thereafter, subject to acceleration pursuant to the applicable named executive officer’s employment or other services agreement.

Director Compensation
The following table shows certain information with respect to the compensation of our non-employee
directors during 2024 (except Dr. Hamdy whose compensation is described under Item 11 of Part III of this Annual Report):

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Laura I. Bushnell	35,000	8,050	43,050
Brian J. Druker, M.D.	30,000	8,050	38,050
John H. Lee, M.D.	35,000	8,050	43,050
Francisco D. Salva	50,000	8,050	58,050
Ruth E. Stevens, Ph.D.	30,000	8,050	38,050

(1)
Amounts represent the aggregate grant date fair value of the option awards granted in 2024 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC 718). See Note 10 to the audited consolidated financial statements in this Annual Report for a discussion of assumptions made in determining the aggregate grant date fair value of our option awards. Note that the amounts reported in this column reflect the accounting fair value for these stock options for financial reporting purposes and do not reflect the actual economic value that may be realized by the non-employee
directors upon the vesting or exercise of the stock options or the sale of the common stock underlying such stock options. As further described in Note 10 to the audited consolidated financial statements in this Annual Report, our non-employee directors were not eligible to participate in the stock option repricing program and were not eligible to participate in the tender offer to exchange outstanding options for new restricted stock units.

The following table sets forth the aggregate number of shares of common stock underlying option awards outstanding on December 31, 2024:

Name	Number of shares
Laura I. Bushnell	3,583
Brian J. Druker, M.D.	3,583
John H. Lee, M.D.	3,583
Francisco D. Salva	3,583
Ruth E. Stevens, Ph.D.	3,250
Director Compensation Arrangements
Our board of directors designed
our non-employee director
compensation program to reward directors for their contributions to our success, align the director compensation program with stockholder interests and our executive compensation program, and provide competitive compensation necessary to attract and retain high quality non-employee directors.
Our board of directors expects to review director compensation periodically to ensure that director compensation remains competitive such that we can recruit and retain qualified directors. Our compensation committee and nominating and corporate governance committees seek input and recommendations from management for director compensation, but make all decisions regarding director and executive compensation.
Our
non-employee
directors are entitled to the following compensation for their service on our board of directors:

•	an annual cash retainer of $25,000, to be paid in quarterly installments;

•	a non-statutory stock option to purchase 1,000 shares of common stock upon their initial election to our board of directors, prorated if such initial election occurs other than at an annual meeting of stockholders, and a
non-statutory
stock option to purchase 750 shares of common stock on the date of each annual meeting of stockholders after their initial election so long as they are serving as a non-employee
director as of the date of such annual meeting unless they are up for re-election
at such annual meeting and are not
re-elected
(the above number of shares subject to options has been adjusted to reflect the Reverse Stock Split of our common stock effective January 27, 2025) ;

•
an annual cash retainer of $15,000 for the chair of the audit committee, $10,000 for the chair of the compensation committee, and $10,000 for the chair of the nominating and corporate governance committee; and

•	an annual cash retainer of $5,000 for other members of the audit committee, compensation committee, and nominating and corporate governance committee.
The exercise price of each stock option will be the closing price of our common stock on the date of grant, as reported by the Nasdaq Stock Market LLC. Each stock option will vest in full on the earlier of 12 months following the date of grant, the next annual meeting of stockholders, or the consummation of a change of control (as defined in the Incentive Plan, subject to the director’s continued service. Equity compensation under the director compensation program is subject to the annual limits on non-employee
director compensation set forth in our Incentive Plan.
Our policy is to reimburse directors for reasonable and
necessary out-of-pocket expenses
incurred in attending board and committee meetings or performing other services in their capacities as directors. We do not provide tax gross-up payments
to members of our board of directors.
Policies and Practices for Granting Certain Equity Awards.
Equity awards are, including the award of stock options, discretionary and are generally granted to our employees, including our named executive officers, and other service providers when deemed appropriate based on a periodic review of the Company’s executive compensation program. Our board of directors and the compensation committee did not take material nonpublic information into account when determining the timing and terms of stock options. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights granted to our employees, consultants, and directors, the release of restricted stock units, as well as the number of shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(1) (a))
Equity compensation plans approved by security holders	254,565	$19.89	115,187	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	254,565		115,187

(1)	Reflects the Reverse Stock Split.
(2)	Reflects the Option Repricing.
(3)

Represents 104,038 shares available for future issuance under the 2020 Stock Incentive Plan (the “Incentive Plan”) and 11,149 shares available for future issuance under our 2021 Employee Stock Purchase Plan (the “ESPP”) as of December 31, 2024.

The Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each fiscal year beginning on January 1, 2021, equal to the lesser of (x) 5% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (y) such lesser amount that our compensation committee determines for purposes of the annual increase for that fiscal year. Effective January 1, 2025, the Incentive Plan was increased by 111,979 shares (after reflecting the Reverse Stock Split) pursuant to such evergreen provision.

The ESPP contains an “evergreen” provision, pursuant to which the number of shares of common stock available for purchase under such plan shall be increased on the first day of each year beginning January 1, 2022, equal to the least of (x) 1% of the number of shares of common stock outstanding on such date or (y) 25,000 shares of common stock, or (z) a lesser amount determined by our compensation committee or our board of directors. Effective January 1, 2025, the ESPP was increased by 22,395 shares (after reflecting the Reverse Stock Split) pursuant to such evergreen provision.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 28, 2025 as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) each of our named executive officers listed in the Summary Compensation Table, (3) each of our directors, and (4) our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The percentage of our common stock beneficially owned is based on 5,234,277 shares of common stock outstanding as of March 21, 2025 and reflects the Reverse Stock Split. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are exercisable within 60 days of March 21, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. All numbers of shares and percentages set forth in the table below have been adjusted to reflect the Reverse Stock Split.

Except as otherwise set forth in footnotes to the table below, the address of each of the persons listed below is c/o Vincerx Pharma, Inc., 1825 S. Grant Street, San Mateo, CA 94402.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
Five Percent Holders:
Armistice Capital Master Fund Ltd.(1)	581,586	9.9%
Named Executive Officers and Directors(3):
Ahmed M. Hamdy, M.D.(4)	106,448	2.0%
Raquel E. Izumi, Ph.D.(5)	102,730	2.0%
Alexander A. Seelenberger(6)	27,082	*
Tom C. Thomas	35,671	*
Laura I. Bushnell(7)	3,793	*
Brian J. Druker, M.D.(7)	5,573	*
John H. Lee, M.D.(7)	2,872	*
Francisco D. Salva(7)	2,833	*
Ruth E. Stevens, Ph.D.(8)	2,500	*
All current executive officers and directors as a group (10 Individuals)(9)	298,860	5.6%

*	Represents beneficial ownership of less than 1%.
(1)

Represents warrants to purchase common stock (the “Armistice Warrants”) issued to Armistice Capital Master Fund Ltd. (“Armistice”), the exercise of which is subject to a Maximum Percentage (as defined in the Armistice Warrants) of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise. Because of this limitation, the number of shares listed in the table above represent 9.99% of the number of shares of common stock outstanding as of March 21, 2025, after giving effect to the exercise of the Armistice Warrants. If there was no Maximum Percentage on the exercise of the Armistice Warrants, Armistice would be deemed to be the beneficial owner of 935,000 shares of common stock. The principal address for Armistice is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(2)	The business address of each of the individuals is c/o Vincerx Pharma, Inc., 1825 S. Grant Street, San Mateo, CA 94402.
(3)

Includes (i) 80,909 shares of common stock held by The Hamdy Family Trust dated 10/7/2015 and (ii) options to purchase 20,736 shares of common stock that are exercisable within 60 days of March 21, 2025.

(4)

Includes (i) 4,260 shares of common stock held by the Izumi-Covey 2000 Revocable Trust U/A 01/09/01, (ii) 50 shares of common stock held by Ms. Izumi’s spouse’s Rollover Individual Retirement Account, and (iii) options to purchase 17,510 shares of common stock that are exercisable within 60 days of March 21, 2025.

(5)	Includes options to purchase 25,175 shares of common stock that are exercisable within 60 days of March 21, 2025.
(6)	Includes options to purchase 2,833 shares of common stock that are exercisable within 60 days of March 21, 2025.

(7)	Includes options to purchase 2,500 shares of common stock that are exercisable within 60 days of March 21, 2025.
(8)

Consists of (i) 190,461 shares of common stock beneficially owned by our current executive officers and directors and (ii) options to purchase an aggregate of 108,399 shares of common stock that are exercisable within 60 days of March 21, 2025.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

It is our policy that all employees, officers, and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company. This policy is included in our Code of Business Conduct and Ethics as discussed above. Additionally, our audit committee conducts a review of all related person transactions for potential conflict of interest situations on an ongoing basis, as discussed further below.

Other than the compensation arrangements of our directors and named executive officers discussed elsewhere in this report, and as set forth below, there were no transactions since January 1, 2024 to which we have been or will be a party, and in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with, or immediate family members of, any of the foregoing, had or will have a direct or indirect material interest.

Indemnification Agreements

We entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Certificate of Incorporation and our Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and our Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Related Person Transactions Policy

Our board of directors adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant, or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director, or a holder of more than 5% of any class of our voting securities (including common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the audit committee (or, where review by the audit committee would be inappropriate, to another independent body of our board of directors) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors, and certain significant stockholders. In considering related person transactions, the audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the risks, costs and benefits to the Company;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties.

Our audit committee will approve only those transactions that it determines are fair to us and in our best interests.

Director Independence

Our board of directors determined that each of our directors, other than Dr. Ahmed M. Hamdy and Dr. Raquel E. Izumi, qualify as independent directors, as defined under the Nasdaq listing rules, and our board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, as discussed below.

Hedging Transactions

All officers, directors, and employees are prohibited from hedging or monetization transactions under our Insider Trading Policy.

ITEM 14.	Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following table sets forth the fees billed by WithumSmith+Brown, PC for audit and other services rendered:

	Year ended December 31,
	2024	2023
Audit Fees(1)	$265,519	$167,440
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)

Audit fees consist of fees billed for services relating to the audit of our annual financial statement and review of our quarterly financial statements, services that are normally provided in connection with statutory and regulatory filings or engagements, comfort letters, reports on an issuer’s internal controls, consents, and review of documents to be filed with the SEC (e.g., periodic filings, registration statements, and company responses to SEC comment letters).

Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Auditors

Our board of directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All of the services provided were pre-approved to the extent required. Our board of directors may also pre-approve particular services on a case-by-case basis.

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

3. Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

Exhibit No.	Description

2.1+	Merger Agreement by and among LifeSci Acquisition Corp., LifeSci Acquisition Merger Sub Inc., Vincera Pharma, Inc. and Raquel E. Izumi, as representative of the stockholders of Vincera Pharma, Inc., dated September 25, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 30, 2020).

3.1	Second Amended and Restated Certificate of Incorporation, as amended through January 27, 2025.

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 28, 2024).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

4.2	Warrant Agreement by and between LifeSci Acquisition Corp. and Continental Stock Transfer & Trust Company, dated March 5, 2020 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on November 10, 2020).

4.3	Amended and Restated Registration and Stockholder Rights Agreement by and among the Company and certain stockholders of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on December 30, 2020).

4.4	Registration Rights Agreement by and among the Company and the Investors party thereto, dated September 15, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 16, 2021).

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K for the year ended December 31, 2021).

4.6	Form of Indenture relating to debt securities (incorporated by reference to Exhibit 4.1 to the registration Statement on Form S-3 (File No. 333-284478) filed on January 24, 2025).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form S-1 (File No. 333-252589) filed on January 29, 2021).

4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 26, 2024).

Exhibit No.	Description

4.12	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 26, 2024).

4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 27, 2024).

4.14	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 27, 2024).

10.1#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

10.2#	Vincerx Pharma, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-280382) filed on June 21, 2024).

10.3#	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement under the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-252589) filed on January 29, 2021).

10.4#	Executive Employment Agreement by and between the Company and Dr. Ahmed M. Hamdy, dated December 23, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 30, 2020).

10.5#	Executive Employment Agreement by and between the Company and Dr. Raquel E. Izumi, dated December 23, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 30, 2020).

10.6#	Executive Employment Agreement by and between the Company and Alexander A. Seelenberger, dated December 23, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 30, 2020).

10.7#	Executive Employment Agreement by and between the Company and Tom C. Thomas, dated January 27, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.8#	Vincerx Pharma, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-257042) filed on June 11, 2021).

10.9*	License Agreement by and among Vincera Pharma, Inc., Bayer Aktiengesellschaft and Bayer Intellectual Property GmbH, dated October 7, 2020 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 30, 2020).

19.1	Insider Trading Policy.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 29, 2024).

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page hereof).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 29, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
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

VINCERX PHARMA, INC.

/s/ Dr. Raquel E. Izumi
Name:	Dr. Raquel E. Izumi
Title:	Acting Chief Executive Officer

Date: March 27, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Dr. Raquel E. Izumi and Kevin Haas, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Raquel E. Izumi Dr. Raquel E. Izumi	Acting Chief Executive Officer (Principal Executive Officer)	March 27, 2025

/s/ Kevin Haas Kevin Haas	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2025

/s/ Dr. Ahmed M. Hamdy Dr. Ahmed M. Hamdy	Chairman of the Board	March 27, 2025

/s/ Laura I. Bushnell Laura I. Bushnell	Director	March 27, 2025

/s/ Dr. Brian J. Druker Dr. Brian J. Druker	Director	March 27, 2025

/s/ Dr. John H. Lee Dr. John H. Lee	Director	March 27, 2025

/s/ Francisco D. Salva Francisco D. Salva	Director	March 27, 2025

/s/ Dr. Ruth E. Stevens Dr. Ruth E. Stevens	Director	March 27, 2025