Form 10-Q
period 2025-03-31
Vincerx Pharma, Inc.
filed 2025-05-15
CIK 1796129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 5,234,277 shares of the registrant’s common stock outstanding.

i

Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events, or future plans or strategies. When used in this report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “forecast,” “goal,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seeks,” “suggests,” “scheduled,” “target,” or “will,” and similar expressions are intended to identify forward-looking statements, and include but are not limited to:

•	our future plans, strategies, or expectations;

•	the timing of, and our plans with respect to, the Dissolution (as defined below) and winding down of our operations;

•	the completion or effects of the Dissolution;

•	the timing or amount of distributions, if any, to the Company’s stockholders in connection with the Dissolution; and

•	the sufficiency of our available cash to complete the Dissolution and winding down of our operations.
These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•	the ability of the Company to obtain stockholder approval of the Dissolution;

•	the costs of the Dissolution;

•	the sufficiency of cash to complete the Dissolution and an orderly wind-down of the Company’s business;

•	the amounts, if any, that the Company has available to distribute to stockholders;

•	the risk that the Company may need to seek protection of the bankruptcy court;

•	the risk of litigation or other unknown claims;

•	general economic, financial, legal, political, and business risks; and

•	other risks and uncertainties set forth in this report in the section entitled “Risk Factors.”
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report. These forward-looking statements made by us in this report speak only as of the date of this report. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our Annual Report on Form
10-K
for the year ended December 31, 2024, Quarterly Reports on Form
10-Q,
and Current Reports on Form
8-K
filed with the SEC.
You should read this report completely and with the understanding that our actual future activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Frequently Used Terms
Unless the context indicates otherwise, references in this report to the “Company,” “Vincerx,” “we,” “us,” “our,” and similar terms refer to Vincerx Pharma, Inc. (f/k/a Vincera Pharma, Inc. f/k/a LifeSci Acquisition Corp.) and its consolidated subsidiaries. References to “LSAC” refer to LifeSci Acquisition Corp., our predecessor company prior to the consummation of the Business Combination (as defined below). Additional terms frequently used in this report include the following:

•	“Bayer License Agreement” means that certain License Agreement, dated October 7, 2020, by and among Legacy Vincera Pharma, Bayer Aktiengesellschaft and Bayer Intellectual Property GmbH.

•	“Business Combination” means the Merger and the other transactions described in the Merger Agreement.

•	“common stock” means our common stock, $0.0001 par value per share.

•	“DGCL” means the Delaware General Corporation Law.

•	“Dissolution” means the liquidation and dissolution of the Company pursuant to Section 275 of the DGCL.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

•	“GAAP” means accounting principles generally accepted in the United States of America.

•	“Legacy Holders” means the stockholders of Legacy Vincera Pharma immediately prior to the Business Combination.

•	“Legacy Vincera Pharma” means Vincera Pharma, Inc. prior to the consummation of the Business Combination, which changed its name to VNRX Corp. following the Business Combination.

•
“Merger” means the merger of Merger Sub with and into Legacy Vincera Pharma, with Legacy Vincera Pharma surviving as the surviving company and as a wholly-owned subsidiary of LSAC, which occurred on December 23, 2020.

•	“Merger Agreement” means that certain Merger Agreement, dated September 25, 2020, by and among LSAC, Merger Sub, Legacy Vincera Pharma and Raquel E. Izumi, as the representative of the Legacy Holders.

•	“Merger Sub” means LifeSci Acquisition Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LSAC at the time of the Business Combination.

•	“Plan of Liquidation” means the Plan of Liquidation and Dissolution approved by our board of directors on April 17, 2025.

•	“Securities Act” means the Securities Act of 1933, as amended.
Vincerx
®
, Vincerx Pharma
®
, and the Vincerx Wings logo design are our trademarks or registered trademarks.

PART I

ITEM 1.	Financial Statements.
VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,437	$4,987
Restricted cash	82	79
Prepaid expenses	123	89
Grant receivable	—	1,041
Other current assets	44	214

Total current assets	4,686	6,410
Grant receivable	—	1,595

Total assets	$4,686	$8,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,269	$2,029
Accrued expenses	351	3,244
Common stock warrant liabilities	—	8

Total current liabilities	2,620	5,281

Total liabilities	2,620	5,281

Commitments and contingencies—Note 5
Stockholders’ equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized, none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 5,234,277 shares and 2,239,580 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	196,081	191,791
Accumulated other comprehensive income	170	119
Accumulated deficit	(194,186)	(189,186)

Total stockholders’ equity	2,066	2,724

Total liabilities and stockholders’ equity	$4,686	$8,005

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended March 31,
	2025	2024
Operating expenses:
General and administrative	$2,316	$2,922
Research and development	1,018	4,556

Total operating expenses	3,334	7,478

Loss from operations	(3,334)	(7,478)

Other income (expense)
Change in fair value of warrant liabilities	8	(5,204)
Interest income	—	99
Write down of grant receivable	(1,738)	—
Other income, net	64	154

Total other income (expense)	(1,666)	(4,951)

Net loss	$(5,000)	$(12,429)
Other comprehensive income:
Net foreign currency translation gain	51	52

Comprehensive loss	$(4,949)	$(12,377)

Net loss per common share, basic and diluted	$(1.40)	$(11.46)

Weighted average common shares outstanding, basic and diluted	3,580	1,085

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(
in thousands
)

	For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	2,240	$—	$191,791	$119	$(189,186)	$2,724
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $292	2,624	1	3,855	—	—	3,856
Issuance of common stock in connection with exercise of pre-funded warrants	370	—	—	—	—	—
Stock-based compensation	—	—	435	—	—	435
Cumulative translation adjustment	—	—	—	51	—	51
Net loss	—	—	—	—	(5,000)	(5,000)

Balance as of March 31, 2025	5,234	$1	$196,081	$170	$(194,186)	$2,066

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2024	1,070	$—	$170,326	$8	$(159,112)	$11,222
Issuance of common stock from employee stock plans	1	—	5	—	—	5
Stock-based compensation	—	—	528	—	—	528
Cumulative translation adjustment	—	—	—	52	—	52
Net loss	—	—	—	—	(12,429)	(12,429)

Balance as of March 31, 2024	1,071	$—	$170,859	$60	$(171,541)	$(622)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VINCERX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(
in thousands
)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(5,000)	$(12,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	13
Stock-based compensation	435	528
Write down of grant receivable	1,738	—
Amortization of right-of-use assets	—	251
Change in fair value of warrant liabilities	(8)	5,204
Changes in operating assets and liabilities:
Prepaid and other current assets	136	(625)
Grant receivable	1,041	(131)
Other assets	(143)	(56)
Accounts payable	240	(183)
Accrued expenses	(2,893)	(28)
Lease liabilities	—	(283)

Net cash used in operating activities	(4,454)	(7,739)

Cash flows from financing activities:
Proceeds from issuance of common stock from employee stock plans	—	5
Proceeds from at-the-market offering, net of transaction costs	3,856	—

Net cash provided by financing activities	3,856	5

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	51	72

Net decrease in cash, cash equivalents, and restricted cash	(547)	(7,662)
Cash, cash equivalents, and restricted cash at beginning of the period	5,066	12,854

Cash, cash equivalents, and restricted cash at end of the period	$4,519	$5,192

Reconciliation of cash, cash equivalents, and restricted cash to the March 31, 2025 balance sheet:

Cash and cash equivalents	$4,437
Restricted cash	82

Total	$4,519

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
The Company is a clinical-stage biopharmaceutical company with products and technologies derived from the Bayer License Agreement, pursuant to which we were granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense, and distribute bioconjugation and small molecule drug programs.
Reverse Stock Split
In January 2025, the stockholders approved, and the Company effected, a
1-for-20
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
Liquidity and Going Concern
As of March 31, 2025, the Company had approximately $4.4 million in cash. The Company has incurred recurring operating losses and negative cash flows from operating activities since its inception and expects to continue to incur operating losses and negative cash flows in the future. Based on current business plans and assumptions, the Company believes that its existing cash will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2025, although this estimate is based on plans and assumptions that may prove to be wrong, and the Company could use its available cash resources sooner than it currently expects.
On April 17, 2025, the Company’s board of directors, after considering numerous factors, including the Company’s limited cash resources and inability to raise capital or complete any other strategic transaction, determined that it is in the best interests of the Company’s stockholders for the Company to dissolve, liquidate, and wind-up its business and affairs and distribute to stockholders any assets remaining after paying or providing for payment of its creditors and, accordingly, approved the Dissolution and Plan of Liquidation, subject to the approval of the Company’s stockholders. At such time, our board of directors also approved the voluntary delisting of the Company’s common stock from Nasdaq and deregistration under Section 12(b) of the Exchange Act.
In accordance with Accounting Standards Update (“ASU”)
2014-15,
 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
 (Subtopic
205-40),
the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year after the date that its unaudited condensed consolidated financial statements are issued. In light of the Company’s existing cash resources and current and expected operating losses and negative cash flows, and our planned Dissolution, the Company has concluded that these circumstances and the uncertainties associated with its ability to obtain additional capital raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that its unaudited condensed consolidated financial statements are issued.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts, except for the grant receivable, which the Company does not expect to be able to recover, or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
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
Significant Accounting Policies
Concentrations of Credit Risk
The Company has cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Cash and Cash Equivalents
Management considers all highly liquid investments with an insignificant interest rate risk and original maturities of three months or less to be cash equivalents.
German Grant Income
The Company recognizes grant income in the period when the underlying eligible expenses are incurred. The German government grant program provides for tax refunds or direct reimbursements of eligible research expenses
of up to 1.0 million euros per year over a period of six years. The grant was approved in 2022 and was retroactive to 2021. Grant income for the three-months ended March 31, 2025 has been recorded in other income (expense), net on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The corresponding receivable is included in current assets or other assets, $1.0 million and $1.6 million, respectively, at
December 31, 2024, on the Company’s unaudited condensed consolidated balance sheets depending upon expectations for collection within 12 months of the condensed consolidated balance sheet date. Subsequent to December 31, 2024, the long term portion of the grant receivable was deemed to be not recoverable, and the entire balance of $1.7 million has been charged to other income (expense), net on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the first quarter ended March 31, 2025.
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
the Company’s Annual Report on Form
10-K.
NOTE 3. BAYER LICENSE
On October 7, 2020, the Company entered into the Bayer License Agreement, which became effective on December 23, 2020 upon the closing of the Business Combination. Pursuant to the Bayer License Agreement, the Company has an exclusive, worldwide, royalty-bearing license under certain Bayer patents and know-how
to develop, use, manufacture, commercialize, sublicense, and distribute a bioconjugation program and a small molecule drug program. Although the Bayer License Agreement provides for payment of certain development and commercial sales milestones and royalty payments, given the approval by our board of directors of the Dissolution, it is expected that Bayer will terminate the License Agreement pursuant to its terms.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

Fair Value Measured as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Legacy private warrant liabilities	$—	$—	$—	$—

Total fair value	$—	$—	$—	$—

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Legacy private warrant liabilities	$—	$—	$8	$8

Total fair value	$—	$—	$8	$8

The estimated fair value of the warrant liability for outstanding legacy warrants at March 31, 2025 and December 31, 2024 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its common stock based on its historical volatility for a time period that approximates the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. There were no changes to the number of legacy warrants underlying the Level 3 financial instruments during the three-months ended March 31, 2025. There were no transfers between Level 1, 2, or 3 during the three-months ended March 31, 2025 and the year ended December 31, 2024.
The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Warrant Liability
Balance – January 1, 2025	$8
Change in fair value	(8)

Balance – March 31, 2025	$—

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s legacy warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2025 and December 31, 2024 is as follows:

	As of March 31, 2025	As of December 31, 2024
Stock price	$0.53	$5.26
Exercise price	$230.00	$230.00
Term (years)	0.7	1.0
Volatility (annual)	128.6%	144.2%
Risk-free rate	4.1%	4.1%
Dividend yield (per share)	0%	0%
NOTE 5. COMMITMENTS AND CONTINGENCIES
Leases
On December 23, 2020, the Company entered into a five-year term lease agreement which commenced on January 1, 2021. On April 1, 2021, and again on May 1, 2021, the lease was amended to include additional space. The annual rent expense was approximately $1.2 million.
Effective July 2022, the Company subleased substantially all of its unused office space for a term of 18 months at a base rent of $50,000 per month. The Company had not been legally released from its primary obligations under the original lease and subsequent amendments and, therefore, continued to account for the original lease according to Accounting Standard Codification (“ASC”) Topic 842, “Leases.” The Company records both fixed and variable payments received from the sublessee in its condensed consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense. Such payments received in the three-months ended March 31, 2025 and 2024 were nil and $0.1 million, respectively. The Company also received a $50,000 deposit, previously recorded as a noncurrent liability in the consolidated balance sheet
s
. During the fourth quarter of 2024, the Company streamlined its operations and significantly reduced its workforce. In connection with this workforce reduction, the Company terminated its lease effective December 31, 2024. In consideration for this early termination, the Company relinquished the original deposit of approximately $82,000, as well as the $50,000 deposit received from the sublessor, to the landlord.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024
Lease cost
Operating lease cost	$—	$299
Variable lease cost	—	—

Total operating lease expense	$—	$299

Other information
Operating cash flows from operating leases	$—	$330
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Weighted-average remaining lease term – operating leases	—	1.8
Weighted-average discount rate – operating leases	—	8%
As of March 31, 2025, future minimum lease payments are de minimus and consist solely of
the remaining lease obligation in Germany into 2026.
NOTE 6. STOCKHOLDERS’ EQUITY
The Company’s second amended and restated certificate of incorporation authorizes the issuance of 120,000,000 shares of common stock, $0.0001 par value per share, and 30,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of March 31, 2025 and December 31, 2024, there were 5,234,277 and 2,239,580 shares, respectively, of common stock outstanding, and no shares of preferred stock outstanding.
At-the-Market
Offering
On January 21, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”). The Sales Agreement provides for the issuance and sale by the Company of shares of common stock in “at-the-market”
offerings having an aggregate offering price of up to $30.0 million (the “Shares”). Pursuant to the Sales Agreement, the Company may offer and sell the Shares in transactions deemed to be an “at-the-market” offering
as defined in Rule 415(a)(4) of the Securities Act, which Shares can be sold by the Company from time to time, depending upon market demand, with the Agent acting as an agent for sales. As of March 31, 2025, the Company sold an aggregate of 2,624,276 shares of its common stock at an average price of $1.63 per share, resulting in net proceeds of approximately $3.9 million, after paying commissions and offering expenses of approximately $0.4 million. On January 10, 2025, the Company terminated its previous Sales Agreement with Leerink Partners LLC.
Legacy Warrants
As of March 31, 2025 and December 31, 2024, there were 3,295,000 legacy warrants to purchase common stock outstanding.
The legacy warrants are exercisable on the basis of 20 warrants for one share of common stock at an aggregate exercise price of $230 per share and will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to remove the cashless exercise provision), and will not be redeemable by the Company (except with respect to 500,000 of the legacy warrants held by Rosedale Park, LLC and 500,000 of the legacy warrants held by LifeSci Holdings LLC, which were amended to include a redemption provision. The legacy warrants held by Rosedale Park, LLC expired on March 5, 2025, provided that once the legacy warrants are not beneficially owned by Chardan Capital Markets, LLC or any of its related persons, the legacy warrants will expire on December 23, 2025 (five years from the closing of the Business Combination).
The legacy warrants issued to LifeSci Holdings LLC that were amended as described above were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging. The remaining legacy warrants were determined to be liability classified in accordance with ASC 815, Derivatives and Hedging (see Note 4).

NOTE 7. EQUITY INCENTIVE PLANS
In connection with the Business Combination, the stockholders approved the Vincerx Pharma, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon the closing of the Business Combination on December 23, 2020. As of March 31, 2025, the Company had 216,582 shares of common stock reserved for issuance and 254,000 shares available for future awards under the 2020 Plan. The 2020 Plan allows for the grant of stock options and rights to acquire restricted stock to employees, directors, and consultants of the Company. The terms and conditions of specific awards are set at the discretion of the Company’s board of directors. Options granted under the 2020 Plan expire no later than 10 years from the date of grant. Unvested common stock obtained upon early exercise of options are subject to repurchase by the Company at the original issue price.
Stock option activity under the 2020 Plan is as follows (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	252	$19.89	6.9	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled	(37)	11.00	—	—

Outstanding at March 31, 2025	215	$21.42	7.4	$—

Options vested and exercisable at March 31, 2025	169	$24.21	7.0	$—

Stock-based compensation expense is based on the grant-date fair value for all awards granted. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of three years.
As of March 31, 2025, the Company had stock-based compensation of approximately $3.1 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.8 years.
The following weighted average assumptions were used as inputs to the Black-Scholes option valuation model in determining the estimated grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024

Exercise price	$—	$147.60
Expected term (years)	—	6.0
Volatility (annual)	—	91.8%
Risk-free rate	—	4.1%
Dividend yield (per share)	—	0%
Total stock-based compensation expense recognized in the three-months ended March 31, 2025 and 2024 was as follows (amounts in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024
Research and development	$91	$246
General and administrative	344	282

Total stock-based compensation expense	$435	$528

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
The following table sets forth the computation of loss per share for the three months ended March 31, 2025 and 2024 (amounts in thousands, except per share number):

	For the three months ended March 31,
	2025	2024
Numerator:
Net loss	$(5,000)	$(12,429)

Denominator:
Weighted average common shares outstanding, basic and diluted	3,580	1,085

Net loss per common share, basic and diluted	$(1.40)	$(11.46)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	For the three months ended March 31,
	2025	2024
Options outstanding	215	328
Warrants	1,810	165
Restricted stock	1	1

Total	2,026	494

NOTE 9. SUBSEQUENT EVENT
On April 17, 2025, the Company’s board of directors, after considering numerous factors, including the Company’s limited cash resources and inability to raise capital or complete any other strategic transaction, determined that it is in the best interests of the Company’s stockholders for the Company to dissolve, liquidate, and wind-up
its business and affairs and distribute to stockholders any assets remaining after paying or providing for payment of its creditors and, accordingly, approved the Dissolution and Plan of Liquidation, subject to the approval of the Company’s stockholders. At such time, our board of directors also approved the voluntary delisting of the Company’s common stock from Nasdaq and deregistration under Section 12(b) of the Exchange Act.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 and with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a clinical-stage biopharmaceutical company with products and technologies derived from the Bayer License Agreement, pursuant to which we were granted an exclusive, royalty-bearing, worldwide license under certain Bayer patents and know-how to develop, use, manufacture, commercialize, sublicense, and distribute bioconjugation and small molecule drug programs.

On April 17, 2025, the Company’s board of directors, after considering numerous factors, including the Company’s limited cash resources and inability to raise capital or complete any other strategic transaction, determined that it is in the best interests of the Company’s stockholders for the Company to dissolve, liquidate, and wind-up its business and affairs and distribute to stockholders any assets remaining after paying or providing for payment of its creditors and, accordingly, approved the Dissolution and Plan of Liquidation, subject to the approval of the Company’s stockholders. At such time, our board of directors also approved the voluntary delisting of the Company’s common stock from Nasdaq and deregistration under Section 12(b) of the Exchange Act.

License Agreement with Bayer

On October 7, 2020, the Company entered into the Bayer License Agreement, which became effective on December 23, 2020 upon the closing of the Business Combination. Pursuant to the Bayer License Agreement, the Company has an exclusive, worldwide, royalty-bearing license under certain Bayer patents and know-how to develop, use, manufacture, commercialize, sublicense, and distribute a bioconjugation program and a small molecule drug program. Although the Bayer License Agreement provides for payment of certain development and commercial sales milestones and royalty payments, given the approval by our board of directors of the Dissolution, it is expected that Bayer will terminate the License Agreement pursuant to its terms.

Basis of Presentation

We currently conduct operations through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under GAAP and in U.S. dollars.

Components of Results of Operations

Revenue

We have not recognized any revenue from product sales and, given our pending Dissolution, will not generate any revenue from product sales in the future.

Research and Development Expense

Research and development expenses consist of preclinical product development and discovery efforts (including conducting preclinical studies), manufacturing development efforts, preparing for and conducting clinical trials, and activities related to regulatory filings for product candidates. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include:

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and administrative functions, including stock-based compensation, travel expenses, and recruiting expenses. Other general and administrative expenses include professional fees for legal, accounting, and tax-related services and insurance costs.

Change in Fair Value of Warrant Liabilities

Certain of our private warrants are classified as liabilities pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The change in fair value of warrant liabilities consists of the change in fair value of these private warrants.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following tables set forth our historical operating results for the periods indicated (amounts in thousands):

	For the three months ended March 31,
	2025	2024	Amount Change
Operating expenses:
General and administrative	$2,316	$2,922	$(606)
Research and development	1,018	4,556	(3,538)

Total operating expenses	3,334	7,478	(4,144)

Loss from operations	(3,334)	(7,478)	4,144

Other income (expense)
Change in fair value of warrant liabilities	8	(5,204)	5,212
Interest income	—	99	(99)
Write down of grant receivable	(1,738)	—	(1,738)
Other income (expense)	64	154	(90)

Total other income (expense)	(1,666)	(4,951)	3,285

Net loss	$(5,000)	$(12,429)	$7,429

Research and Development

Research and development expenses decreased by approximately $3.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 compared to the same period in 2024 is primarily the result of decreases in personnel related expenses of approximately $1.5 million, clinical related expenses of approximately $1.1 million, and research services of approximately $0.7 million.

General and Administrative

General and administrative expenses decreased by approximately $0.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 compared to the same period in 2024 was due to a decrease in personnel related expenses of $0.7 million as a result of our significant headcount reduction in December 2024.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the three months ended March 31, 2024 is primarily due to a significant increase in the volatility of our common stock.

Interest Income

Interest income is primarily comprised of interest income and gains or losses realized on cash and cash equivalents. The decrease in interest income to nil for the three months ended March 31, 2025 from $0.1 million for the three months ended March 31, 2024 is a result of our declining portfolio of cash equivalents.

Other Income (Expense)

Other income (expense) is ordinarily comprised of estimated grant income earned in connection with our research activities conducted at our German subsidiary. During the first quarter ended March 31, 2025, the grant receivable was deemed to be not recoverable, and approximately $1.7 million has been charged to other income (expense).

Liquidity and Capital Resources

We have not recognized any revenue from product sales and, given our pending Dissolution, will not generate any revenue from product sales in the future.

Based on our current plans and assumptions, we believe that our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2025, although this estimate is based on plans and assumptions that may prove to be wrong, and the Company could use its available cash resources sooner than it currently expects. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital faster than we currently anticipate.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued. In light of our existing cash resources and current and expected operating losses and negative cash flows, and our planned Dissolution, we have concluded that these circumstances raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that our unaudited condensed consolidated financial statements are issued.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the three months ended March 31,
	2025	2024
Net cash used in operating activities	$(4,454)	$(7,739)
Net cash provided by financing activities	$3,856	$5

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll and professional service fees related to research and development, clinical trials, and general and administrative activities.

Net cash used in operating activities was approximately $4.5 million for the three months ended March 31, 2025, consisting primarily of payments to clinical and manufacturing service providers, internal payroll and severance costs, and third-party professional services as we initiated the wind down of our operations and explored strategic alternatives. Our net loss during the three months ended March 31, 2025 was approximately $5.0 million, which included approximately $0.4 million related to stock-based compensation.

Cash Flows from Financing Activities

In January 2025, the Company entered into the Sales Agreement with H.C. Wainwright & Co., LLC. The Sales Agreement provides for the issuance and sale by the Company of shares of common stock in “at-the-market” offerings having an aggregate offering price of up to $30.0 million. As of March 31, 2025, the Company sold an aggregate of 2,624,276 shares of its common stock at an average price of $1.63 per share, resulting in net proceeds of approximately $3.9 million, after paying commissions and offering expenses of approximately $0.4 million.

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

Our critical accounting estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than described in Note 2 to our unaudited condensed consolidated financial statements in this report, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information on quantitative and qualitive disclosures about these market risks is set forth below.

Interest Rate Risk

Cash and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Furthermore, we consider all highly liquid investments as cash equivalents. As of March 31, 2025, we held cash only. The short-term nature of cash equivalents are not significantly impacted by changes in the interest rates. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

Based on their evaluation as of the end of the period covered by this report, our Acting Chief Executive Officer (our principal executive officer) and Acting Chief Financial Officer (our principal financial officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings.
We are not currently a party to any legal proceedings, and are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A.	Risk Factors.
We currently anticipate that it is unlikely there will be any amounts available for distribution to stockholders in connection with the Dissolution. If there are any distributions, they are likely to be minimal, and we cannot assure you as to the amount of such distributions.
Based on the information currently available to us, if our stockholders approve the Dissolution, we currently anticipate that it is unlikely there will be any amounts available for distribution to our stockholders in connection with the Dissolution. Even if there are amounts available for distribution, we expect such amounts to be minimal. Uncertainties as to the ultimate amount of our liabilities, operating costs, and amounts to be reserved for claims, obligations, and provisions during the Dissolution and winding-up
process, the value (if any) of our assets, and the timing to complete Dissolution and winding-up
make it difficult to predict with certainty the actual amount, if any, that may ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions to our stockholders include amounts necessary to resolve claims of any creditors or other third parties, delays in the Dissolution and winding-up
process, and unanticipated costs relating to the defense, satisfaction, or settlement of lawsuits or other claims threatened against us or our directors or officers. In addition, as we wind down our business, we will continue to incur expenses from operations, including directors’ and officers’ insurance, payments to service providers and any continuing employees or consultants, taxes, and legal, accounting, and consulting fees and expenses related to our filing obligations with the SEC, all of which will reduce any amounts available for distribution to our stockholders.
If our stockholders do not approve the Dissolution, our board of directors may have to seek other alternatives to the Dissolution, and there can be no assurance that other alternatives will be available or, even if available, that pursuing other alternatives would not delay distributions, if any, to our stockholders and reduce the amounts available for any such distributions.
If our stockholders do not approve the Dissolution, our board of directors may have to seek other alternatives to the Dissolution, including seeking voluntary dissolution and liquidation at a later time, conducting an assignment for the benefit of creditors, or seeking bankruptcy protection, and there can be no assurance that other alternatives will be available. Even if other alternatives are available, there can be no assurance that pursuing any such alternatives would not delay distributions, if any, to our stockholders and reduce the amounts available for any such distributions.
Even if our stockholders approve the Dissolution, we cannot predict the timing of distributions, if any, to stockholders.
Our current intention is that, if the Dissolution is approved by our stockholders, the Certificate of Dissolution would be filed promptly after such approval. However, our board of directors will determine, in its sole discretion, whether or not to file the Certificate of Dissolution and proceed with the Dissolution as well as the timing of any distributions that may be available to our stockholders as a result of the Dissolution. In addition, if our board of directors determines that the Dissolution is not in our best interests, or the best interests of our stockholders, our board of directors may, in its sole discretion, abandon the Dissolution or amend or modify the Plan of Liquidation to the extent permitted by the DGCL, without the necessity of further stockholder approval.
Under the DGCL, before we would be able to make any distribution to our stockholders, we must pay or make reasonable provision to pay all of our claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us. Furthermore, we may be subject to potential liabilities relating to litigation matters or indemnification obligations, if any, to third parties or to our current and former officers and directors. It might take significant time to resolve these matters, and as a result, we are unable to predict the timing of distributions, if any, to our stockholders.

We will continue to incur claims, liabilities, and expenses, and a delay in the consummation of the Dissolution will therefore reduce amounts, if any, available for distribution to our stockholders.
Claims, liabilities, and expenses from operations, such as operating costs, salaries, insurance, payroll, taxes, and legal, accounting, and consulting fees, will continue to be incurred as we wind-down our business. These expenses will reduce amounts, if any, that may be available for distribution to our stockholders.
We may be subject to securities or other litigation, which is expensive and could divert our management’s attention from completing the Dissolution.
We may be subject to securities class action or other litigation in connection with the Dissolution. Securities or other litigation against us could result in substantial costs and divert our management’s attention from completing the Dissolution, which would harm our business, increase our expenses, and decrease amounts, if any, available for distribution to our stockholders.
We may no longer be required to file reports with the SEC during the pendency, or following the consummation, of the Dissolution.
We may file a notice terminating our reporting obligations under the Exchange Act during the pendency, or following the consummation, of the Dissolution. Once effective, we may no longer be required to file any annual, quarterly, or current reports with the SEC, which would significantly limit the public information available about us.
If we continue to have obligations to file reports with the SEC, we will incur costs and expenses relating to such reporting obligations.
If we continue to have obligations to file annual, quarterly, and current reports with the SEC during the pendency, or following the consummation, of the Dissolution, we will have to incur costs and expenses to make such filings and to comply with the Exchange Act and the rules and regulations thereunder, which would decrease amounts, if any, available for distribution to our stockholders.
Our stock transfer books will be closed at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State, after which it will not be possible for stockholders to publicly trade our stock.
If our stockholders approve the Dissolution and our board of directors determines to proceed with the Dissolution by filing a Certificate of Dissolution with the Delaware Secretary of State, we will close our stock transfer books and discontinue recording transfers of our common stock. Thereafter, certificates representing shares of our common stock will be treated as no longer outstanding and will not be assignable or transferable on our books except by will, intestate succession, or operation of law.
If we fail to create an adequate contingency reserve for payment of our expenses, claims, and obligations, our stockholders could be required to return part or all of any distributions received from us in connection with the Dissolution.
If the Dissolution becomes effective, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our claims and obligations, our stockholders could be required to return part or all of any distributions previously made to the stockholders. Moreover, if any stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which such stockholder incurs a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.
Our board of directors may determine not to proceed with the Dissolution.
Even if the Dissolution is approved by our stockholders, our board of directors may determine, in the exercise of its fiduciary duties, not to proceed with the Dissolution, in which event stockholders may not receive amounts, if any, that might otherwise have been available for distribution to such stockholders in connection with the Dissolution.
Although our board of directors will be responsible for overseeing the Plan of Liquidation, their authority could effectively be transferred to a liquidating trustee or some other party.
Under the DGCL, our board of directors would initially be responsible for overseeing the Plan of Liquidation. However, pursuant to the Plan of Liquidation, a liquidating trust could be used to complete the Dissolution, and any director, creditor, stockholder, or other party showing good cause could seek court appointment of a trustee or receiver to complete the Dissolution.

We may not be able to retain the services of the personnel needed to complete the Plan of Liquidation and wind-up
our business.
Successful completion of the Plan of Liquidation depends in large part on our ability to retain the services of qualified personnel who will be charged with winding up our business following the Dissolution, subject to our board of directors’ continued oversight. The retention of qualified personnel may be particularly difficult under our current circumstances. There can be no assurance that we will be successful in retaining the services of such qualified personnel or that we will be able to retain the services of such qualified personnel for the amounts we are willing to pay for such services.
Our stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.
Distributions made pursuant to the Plan of Liquidation, if any, are intended to be treated as received by a stockholder in exchange for the stockholder’s shares of our common stock. Accordingly, the amount of any such distribution will reduce the stockholder’s adjusted tax basis in such shares, but not below zero. Any excess will be taxable as capital gain, while any tax basis remaining in such shares following the final distribution pursuant to the Plan of Liquidation will be treated as a capital loss. Any such gain or loss generally will be long-term capital gain or loss, respectively, if such shares have been held for more than one year.

ITEM 5.	Other Information.
Trading Plans
During the three months ended March 31, 2025, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company pursuant to Rule
10b5-1(c)
or any
non-Rule
10b5-1
trading arrangement (as defined in Item 408(c) of Regulation
S-K).

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation, as amended through January 27, 2025 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 27,2025.

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 28, 2024).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2†	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VINCERX PHARMA, INC.

Date: May 15, 2025	/s/ Dr. Raquel E. Izumi
Dr. Raquel E. Izumi
Acting Chief Executive Officer

Date: May 15, 2025	/s/ Kevin Haas
Kevin Haas
Acting Chief Financial Officer